Form 10KSB
period 1999-12-31
INTERCONTINENTAL CAPITAL FUND INC
filed 2000-01-26
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

            [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 1999

                     Commission file number 000-27931

                    INTERCONTINENTAL CAPITAL FUND, INC.
          (Exact name of registrant as specified in its charter)

Nevada                                            88-0439635
(State  or  other jurisdiction of                 (I.R.S. Employer
incorporation  or organization)                   Identification No.)

1850 E. Flamingo Rd., #111
Las Vegas, NV                                     89119
(Address of principal executive offices)          (zip code)

               Issuer's Telephone Number:    (702) 866-5803

      Securities registered under Section 12(b) of the Exchange Act:
                                   None

      Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, $.001 par value
                             (Title if Class)

     Indicate  by  check  mark whether the registrant  (a)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on
December   31,  1999,  was  5,000,000  shares,  held  by  approximately   1
stockholder.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Intercontinental Capital Fund, Inc. (the "Company"), was incorporated on October 13, 1999, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original stockholder.

     We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that we are in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that we have during the prior 12 month period timely filed all reports required under the Exchange Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are then in compliance with applicable laws, rules and regulations, including compliance with our reporting requirements under the Exchange Act.

     We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholders liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that the our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

     No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As  of  the  date  hereof, management has not made any final  decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

     We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Computer Systems Redesigned For Year 2000. Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. It is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     We do not have operations and do not maintain computer systems. Before we enters into any business combination, we may inquire as to the status of any target business's Year 2000 Problem, the steps such target business has taken or intends to take to correct any such problem and the probable impact on such target business of any computer disruption. However, there can be no assurance that we will not merge with a target business that has an uncorrected Year 2000 Problem or that any planned Year 2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a target business may be impossible to ascertain and any impact on us will likely be impossible to predict.

ITEM 2.   DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that he will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we have no longer classified as a blank check company. The stockholder has deposited such stockholder's respective stock certificate with our management, who will not release the respective certificates except in connection with or following the completion of a merger or acquisition.

     There is currently one stockholder of our outstanding common stock.

     During the past three years, we have issued securities which were not registered as follows:

                                              NUMBER OF
DATE                          NAME             SHARES       CONSIDERATION
October 13, 1999        Anthony N. DeMint     5,000,000         $5,000

________

(1) Mr. DeMint is our sole director, controlling stockholder and president. Shares issued to Mr. DeMint were in return for services provided to us by Mr. DeMint, in lieu of cash. With respect to the stock issued to Mr. DeMint, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholder, we have not commenced any operational activities.

     We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

     We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     Our stockholder has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-7 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our Director and Officer are as follows:

Name                         Age    Positions and Offices Held
Anthony N. DeMint            26     President, Secretary, Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

     Anthony N. DeMint acts as President, Secretary, Treasurer and Director for the Company. Mr. DeMint has served as an officer and Director of the Company since inception. Mr. DeMint is also sole officer and Director of Navitec Group, Inc., Royal Acquisitions, Inc., and TourPro Golf, Inc., which are also blank check companies. Since 1994, Mr. DeMint has been a Director of Securities Law Institute a securities consulting firm located in Las Vegas, NV and has served on the board of directors and as an officer for several private and public companies. Mr. DeMint currently serves as Vice President and as a Director of Secured Online Systems, Inc., a publicly held consulting firm. From 1997-1998, Mr. DeMint was Vice President of operations and a Director for Worldwide Golf Resources, Inc. From 1995-1997, Mr. DeMint was Chief Operating Officer, Treasurer and a Director of a publicly held import and wholesale company, Cutty-Fleet Trading Co., where he managed day-to-day operations. Mr. DeMint attended Business and Economics school at the University of Nevada Las Vegas.

CURRENT BLANK CHECK COMPANIES

     The SEC reporting blank check companies that Anthony DeMint serves as President and Director are listed in the following table:

                                Form                   Date
Incorporation Name              Type     File #    of Filing(3)  Status(l)
Navitec Group, Inc (2a)        10SB12G  000-28225   22 Nov 99        No

Tele Special.Com (2b)          10SB12G  000-28207   19 Nov 99       Yes

TourPro Golf, Inc. (2c)        10SB12G  000-28569   20 Dec 99        No

Royal Acquisitions, Inc. (2d)  10SB12G  000-28713   30 Dec 99        No

(1) Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

(2) (2a) The SEC has no additional comments as of the date of this filing and has granted effectiveness on December 10, 1999. (2b) The SEC has no additional comments as of the date of this filing and has granted effectiveness on December 3, 1999. (2c) The SEC has no additional comments as of the date of this filing and has granted effectiveness on December 27, 1999. (2d) The SEC has no additional comments as of the date of this filing and has granted effectiveness on January 18, 2000.

(3) On the 60th day of the filing, each company becomes subject to the reporting requirements under the Securities Exchange Act of 1934, unless accelerated by the SEC, at the request of the company.

CONFLICTS OF INTEREST

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

    A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholder, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

    The terms of business combination may include such terms as Mr. DeMint remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Mr. DeMint is a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. DeMint for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. DeMint would directly benefit from such employment or payment. Such benefits may influence Mr. DeMint's choice of a target company.

    We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters of or to any of their associates or affiliates.

    We will not enter into a business combination, or acquire any assets of any kind for our securities, in which our management or any affiliates or associates have a greater than 10% interest, direct or indirect.

    There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholder to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

     Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1999, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                        Amount of
Name and Address                        Beneficial         Percent of
Of Beneficial Owner                     Ownership       Outstanding Stock
Anthony N. DeMint                       5,000,000             100%
1850 E. Flamingo Rd., #111
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)                              5,000,000             100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 13, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $5,000 in services:

                                    NUMBER OF                 TOTAL
NAME                                 SHARES               CONSIDERATION
Anthony N. DeMint                   5,000,000                $5,000

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director or holder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
     3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on November 4, 1999, and incorporated herein by reference.
     3.2* By-Laws  filed  as  an  exhibit  to  the  Company's  registration
          statement   on  Form  10-SB  filed  on  November  4,  1999,   and
          incorporated herein by reference.
     23   Consent of Accountants
     27   Financial Data Schedule
     _____
     *    Previously filed

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTAL CAPITAL FUND, INC.

                                   By:/s/ Anthony DeMint
                                         Anthony N. DeMint, President

                                   Dated:    January 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Anthony DeMint
Anthony N. DeMint        Director            January 25, 2000

                             TABLE OF CONTENTS


                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            F-1

BALANCE SHEET                                                           F-2

STATEMENT OF OPERATIONS                                                 F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                       F-4

STATEMENT OF CASH FLOWS                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                       F-6-F-7

                          BARRY L. FRIEDMAN, P.C.
                        Certified Public Accountant

1582 TULITA DRIVE                                 OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                      FAX NO.(702) 896-0278


                       INDEPENDENT AUDITORS' REPORT

Board Of Directors                                     January 11, 2000
Intercontinental Capital Fund, Inc.
Las Vegas, Nevada


     I have audited the Balance Sheet of Intercontinental Capital Fund, Inc., (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders, Equity and Cash Flows for the period October 13, 1999, (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. my responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Intercontinental Capital Fund, Inc., (A Development Stage Company), at December 31, 1999, and the results of its operations and cash flows for the period October 13, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has no established source of revenue.
This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Barry L. Friedman
Certified Public Accountant

                    INTERCONTINENTAL CAPITAL FUND, INC.
                       (A Development Stage Company)
                             December 31, 1999

                               BALANCE SHEET


                                  ASSETS
CURRENT ASSETS                                                   $       0
                                                                ----------
     TOTAL CURRENT ASSETS                                        $       0
                                                                ----------
OTHER ASSETS                                                     $       0
                                                                ----------
     TOTAL OTHER ASSETS                                          $       0
                                                                ----------
  TOTAL ASSETS                                                   $       0
                                                                ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #6)                                 $   1,181
                                                                ----------
     TOTAL CURRENT LIABILITIES                                   $   1,181
                                                                ----------
STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
     Authorized 10,000,000 shares
     Issued and outstanding at
     December 31, 1999-None                                      $       0

     Common stock, $.001 par value,
     Authorized 15,000,000 shares;
     Issued and outstanding at
     December 31, 1999-5,000,000 shares                          $   5,000

Additional paid-in capital                                               0

Deficit accumulated during
Development stage                                                  (6,181)
                                                                ----------
     TOTAL STOCKHOLDER'S EQUITY                                 $  (1,181)
                                                                ----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                         $       0
                                                                ==========

 The accompanying notes are an integral part of these financial statements

                    INTERCONTINENTAL CAPITAL FUND, INC.
                       (A Development Stage Company)
             October 13, 1999,(Inception) to December 31, 1999

                          STATEMENT OF OPERATIONS
INCOME
  Revenue                                                       $        0
                                                                ----------
EXPENSES
  General
  and Administrative                                            $    6,181
                                                                ----------
    TOTAL EXPENSES                                              $  (6,181)
                                                                ----------
  NET LOSS                                                      $    6,181
                                                                ==========
  Net Loss
  Per Share                                                     $  (.0012)
                                                                ==========
  Weighted average
  number of common
  shares outstanding                                             5,000,000
                                                                ==========

 The accompanying notes are an integral part of these financial statements

                    INTERCONTINENTAL CAPITAL FUND, INC.
                       (A Development Stage Company)


                     STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Deficit
                                                              accumulated
                                                 Additional     during
                              Common Stock        paid-in     development
                           Shares      Amount     capital        stage
October 13, 1999
issued for services        5,000,000    $  5,000  $       0     $        0

Net loss, October
13,1999(inception)
to December 31, 1999                                               (6,181)
                          ----------    -------- ----------    -----------
Balance,
December 31, 1999          5,000,000    $  5,000  $       0     $  (6,181)
                          ==========    ======== ==========    ===========

 The accompanying notes are an integral part of these financial statements

                    INTERCONTINENTAL CAPITAL FUND, INC.
                       (A Development Stage Company)
             October 13, 1999,(Inception) to December 31, 1999

                          STATEMENT OF CASH FLOWS
Cash Flows from
Operating Activities
  Net loss                                                      $  (6,181)
  Issue common stock for services                                    5,000

Cash Flows from
Investing Activities

Changes in assets and
Liabilities
  Officers Advances                                                  1,181

Cash Flows from
Financing Activities                                                     0
                                                                ----------
Net increase in cash                                            $        0

Cash,
beginning of period                                                      0
                                                                ----------
Cash,
end of period                                                   $        0
                                                                ==========

 The accompanying notes are an integral part of these financial statements

                    INTERCONTINENTAL CAPITAL FUND, INC.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized October 13, 1999, under the laws of the State of Nevada, as Intercontinental Capital Fund, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On October 13, 1999, the Company issued 5,000,000 shares of it's $.001 par value common stock for services of $5,000.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1.   The Company uses the accrual method of accounting.

     2. Earnings per share is computed using the weighted average number of common shares outstanding.

     3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     4. In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-511), Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

                    INTERCONTINENTAL CAPITAL FUND, INC.
                       (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS CONTINUED
                             December 31, 1999

NOTE 4 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTION

     The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.