Form 10QSB
period 2000-03-31
DESERT HEALTH PRODUCTS INC
filed 2000-05-15
CIK 1097570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2000   Commission file number   000-27931




                        DESERT HEALTH PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)



Arizona                                                86-0699108
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

8221 E Evans Rd
Scottsdale, Arizona                                    85260
(Address of principal executive offices)               (Zip Code)


                               (480) 951-1941
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes        X       No


As of May 15, 2000, there were 7,383,971 shares of common stock outstanding.

                        DESERT HEALTH PRODUCTS, INC.
                            FOR THE QUARTER ENDED
                               MARCH 31, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2000                     3

               Income Statement of Operations
               ending March 31, 2000                                  5

               Statement of Cash Flow for the three months            6
               ending March 31, 2000

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      9

     Item 2.   Changes in Securities                                  9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       10

     Item 5.   Other Information                                      10

     Item 6.   Exhibits and Reports of Form 8-K                       10

     SIGNATURES                                                       11

                        DESERT HEALTH PRODUCTS, INC.
                             BALANCE SHEET AS OF
                               MARCH 31, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS
Current Assets
 Cash                                               $ 43,428
 Accounts Receivable                                   5,226
 Inventory                                           143,682
  Total Current Assets                               192,336
Property and Equipment
 Furniture and equipment
   and Leasehold Improvements                        109,401
 Less: Accumulated Depreciation                      (4,943)
                                                 -----------
                                                     104,458
Other Assets
 Deferred Tax Benefit                                110,038
 Intangibles, net of amortization                    835,259
 Notes receivable                                    318,357
 Deposits                                             10,000
 Other                                                36,177
                                                   1,309,830
                                              ______________
                                                   1,606,625
                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                    152,398
 Advances                                                212
 Current Portion of LongTerm Debt                    352,480
  Total Current Liabilities                          505,090
Long term Liabilities
 Notes Payable                                        52,487
Stockholders Equity
 Common Stock                                         93,626
 Subscription receivable                             (1,000)
 Preferred Stock, $.001 par value
   10,000,000 authorized and 10,000 shares
   issued and outstanding                                 10
 Additional Paid in Capital                        2,014,209
 Accumulated Deficit                             (1,057,797)
                                               -------------
                                                   1,049,048
                                              --------------
                                                $  1,606,625
                                                 ===========

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000

Revenue                                          $    61,630

Cost of Sales                                       (50,512)
                                                ------------
 Gross Profit                                         11,118

Operating Expenses                                   281,424
                                               -------------
 Loss from Operations                              (270,306)

Other Expense
 Interest Expense                                      2,197
                                                ------------
 Net Loss before provision for income taxes        (272,503)

Provision for income taxes
 Deferred tax benefit                                70,851
                                               ------------
 Net Loss                                          (201,652)
                                               =============

 Beginning Accumulated Deficit                    (856,838)
                                             --------------
 Ending Accumulated Deficit                     (1,058,490)
                                             --------------
 Earnings per common share                 $          (0.03)
                                                ============

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF CASH FLOW
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000

Cash Flows from Operating Activities
 Cash received from customers                          $     61,630
 Cash paid to suppliers and employees                      (314,808)
                                                      -------------
     Net Cash Provided (Used) in Operating Activities      (253,178)

Cash Flows from Investing Activities
 Cash used for purchase of intangibles, furniture
   And equipment                                           (29,642)
                                                       ------------
  Net Cash Provided by Investing Activities                (29,642)

Cash Flows from Financing Activities
 Cash provided by notes and loans                          155,000
 Issuance of  stock                                         86,500
 Payments on notes and loans                               (44,398)
                                                       -----------
  Net cash Provided by financing activities                197,102


  Net Increase (Decrease) in Cash and Cash Equivalents    (85,718)

Beginning Cash and Cash Equivalents                       129,145
                                                      -----------
Ending Cash and Cash Equivalents                         $ 43,427
                                                      -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     The Company, an Arizona corporation, (the "Company") was formed in 1991 to develop dietary supplement products from natural plant extracts. The Company is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States and Europe to treat a variety of diseases and physical conditions. The Company identifies and quantifies the properties within plant sources that are believed to provide therapeutic or other health benefits and to produce dietary supplements.

     Herbal supplements are multi-molecule compositions extracted or otherwise derived from plants. Herbal products have been used for centuries throughout the world to treat a variety of diseases and physical conditions. In recent years, health consciousness and the increasing popularity of "all natural" products have contributed to a growth in public interest in herbal therapies.

     The worldwide market for natural dietary supplements is substantial. According to NUTRITION BUSINESS JOURNAL, in 1996 approximately 28 billion was spent in the United States for non-prescription, plant-derived dietary supplements, with sales, according to the BOSTON GLOBE, having increased over 20% annually in the last few years. In addition, according to THE WALL STREET JOURNAL EUROPE, approximately $18 billion was spent in Europe for prescription and over-the-counter ("OTC") multi-molecule, plant-derived products.

     The Company has implemented a commercialization strategy for its nutritional products. The first element of this strategy entails the development of consistent proprietary dietary supplement products. In the United States, dietary supplements are considered food products under the Dietary Supplement Health and Education Act of 1994 ("DSHEA") and, as such, are not regulated as drugs by the United States Food and Drug Administration (the "FDA") and do not require FDA approval prior to commercialization.

General

The Products

      AsthmaCalmT - AsthmaCalm is a natural dietary supplement designed to aid in the relief of asthma and pulmonary congestion associated with difficult breathing.

      Blueberry/Grape Seed Complex - is one of the most potent natural antioxidants.

     Liver p.s.T - Liver p.s. is a comprehensive formulation to support liver health, stimulate bile flow and promote detoxification functions.

     Migrasafe-NT - is a natural migraine preventive.

     OsteoDense PlusT - OsteoDense Plus is formulated to help increase bone density.

     Snore ReliefT - Desert Health's Snore formula is a unique combination of all natural herbs and enzymes that gently work together to prevent snoring. The product is 100$ natural, easy to take caplets with no reported side effects or allergies. This product is available to our international customers.

     Allergy ReliefT - Desert Health Products, Inc.'s, Allergy formula differs from over-the-counter or prescription medications as it is a 100% natural formulation derived from only the highest quality botanicals. To date, we have no reports of side effects, intolerance or allergic reactions.

     Supplements for Women - Essential Support FemAid Systems products focus on female nutrition and hormone health. This line of nutritional products helps women balance their natural hormonal fluctuations from normal menstrual cycles through menopause. Each of the four support programs is individually formulated to provide the right combination of nutrients for one of four distinct hormonal phases: (Phase 1) Normal Menstruation; (Phase 2) Pre-menstrual syndrome or PMS; (Phase 3) Perimenopause; and (Phase 4) Menopause.

Additional products contain plant, herb and amino acid combinations show to offer relief from fatigue (Vitality Support), inadequate sleep (Sleep Support), and stress (Calm Support)

     Ayurvedic - We also have a line of 19 unique formulated Ayurvedic herbal products.

     Enhanced Performance IIr According to current studies, 20 to 30 million men suffer from impotence. Studies have shown that more than 75% of all men who experience diminished sexual performance can return to peak levels quickly and easily without medical treatments, surgery or devices. Many men over 40 today have low levels of testosterone, and testosterone deficit is the primary hormonal cause of male impotence. If you increase your testosterone level you also increase your libido for sex, and that is what this product does. Enhanced Performance II contains many different herbs which release free testosterone in the body for both men and women. Contains among other things Avena Sativa, Saw Palmetto, Ginkgo Biloba, Sarsaparilla, Damiana, L-Arginine, Nettles, Quebracho, Boron, and Zinc.

     Glucosamine Complex - The Arthritis Pain Reliever Glucosamine sulfate is an amino sugar necessary for the construction of connective tissue. Glucosamine sulfate actually helps to rebuild the damaged cartilage in the joint. Unfortunately, people in various injured or pathogenic states often have difficulty manufacturing enough amino sugars. A young athlete under connective tissue stress or an older osteoarthritis patient will both have higher turnover rates of amino sugars. Thus, they may not be producing enough amino sugars to replace those which are lost. For these types of situations, supplementation with glucosamines could be the ideal way to compensate for lowered Glucosamine levels. Glucosamine sulfate has even been compared to the powerful pain reliever ibuprofen. Ibuprofen offered faster pain relief, Glucosamine sulfate showed greater overall pain reduction.

     Shark Cartilage Sharks rarely, if ever, get cancer. It is the large amount of cartilage that gives sharks their immunity to cancer. Current research and published scientific papers now show that Shark Cartilage will inhibit the formation of the new blood capillary network needed to feed a growing tumor. Without a capillary network to feed a tumor and remove its wasted products, a tumor in metastasis will not grow. Without new and replacement capillaries, tumors will slowly shrink in size. Scientists published findings that an extract of Shark Cartilage contains a protein substance that strongly inhibits the development of a new blood network. This inhibitor is a large protein molecule found most abundantly in Shark Cartilage. Most people who have well formed blood networks will not need new vascularization unless a blood vessel-dependent malady such as a tumor begins to develop. Deny the network, and you will probably stop the tumor. Pregnant women and people who have recently experienced a heart attack should obviously not take Shark Cartilage.

     NaturaLeanTM Would you like to have a product that helps you lose weight and also lower your blood cholesterol? We have it. Research has shown that reducing fat intake is essential for building health and longevity. Excess dietary fat is the primary cause of obesity, heart disease, high blood pressure, diabetes, arteriosclerosis and other diseases. This unique weight-loss product helps reduce the amount of fat your body absorbs from the food you eat. This natural supplement binds with fat in the digestive system and prevents it from passing into the bloodstream. Instead, the fat is eliminated by normal body functions. It does not interfere with the absorption of the valuable oils, vitamins and minerals your body needs. NaturaLean also contains cholesterol lowering agents.

     Lyco/MenTM Prostate cancer is the second leading cancer killer of men. Approximately one out of nine men will develop prostate cancer during their lifetimes. Prostate cancer symptoms include an enlarged prostate caused by cancerous cells. Desert Health is proud to introduce a supplement designed with a synergistic blend of nutrients that support male prostate health based on current scientific knowledge. Desert Health Saw Palmetto Lyco/Men is great news for men over the age of 40. Starting at this age, the prostate may not show any pathological change or it may undergo progressive enlargement. Nature provides us with extraordinary nutrients for optimum prostate health. We make it our business to keep our male consumers healthy with our dynamically formulated Saw Palmetto Lyco/Men.

     NiteLean PlusTM Lose Weight While You Sleep Obesity is clearly associated with high blood pressure, elevated levels of cholesterol, adult diabetes, increased risk of cancer of the colon, rectum and prostate in men, and cancer of the gallbladder, the bile passages, breasts, cervix, uterus and ovaries in women. Now it is time to consider NiteLean Plus, a new and exciting weight loss program that is designed to enable you to lose weight while you sleep. This new and exciting product is a tested and proven safe weight loss program, with all natural ingredients that have been shown to be effective in stimulating the body to burn up excess calories by causing the body to increase the production of growth hormones that allow your system to dispose of extra calories.

     Brain BoostTM Your brain is a computer. Probably the most hard-working organ in your body, it controls everything you do. And because it complains little, and it demands no maintenance, we take it for granted. Unlike any other organ in our body, we expect it to come with a lifetime warranty. But does it? It remembers that the capital of Hungary is Budapest, not Bucharest, but it forgets where you left the remote control. And, whatever you may think, we need to take care of it. We look after our eyes, we moisturize our skin, and we spend a lot of money showing our teeth to the dentist. Isn't it time we pay more attention to this piece of hardware we call the BRAIN -and its software we call the MIND? Your upgrade is called Brain Boost. A totally new "formula" incorporates several natural phytochemicals such as the patented Leci PS, Phosphatidyl Serine, Ginkgo Biloba and Coenzyme Q10 known as the "spark of life" or the "energy enzyme".

     Melatonin Time-Released Melatonin is a pharmaceutical grade supplement designed to improve sleep. It is chemically identical to the Melatonin produced by the human body during the hours of darkness. Because sleep is so important to overall health, our Time-Released Melatonin may also help strengthen your immune system, protect you from disease and reduce the effects of aging. Desert Health's Time-Released Melatonin is unique because of its time-release delivery system. It supplies Melatonin throughout the night, the way your own body does. This powerful supplement is ideal for everyone who seeks deeper and more nourishing sleep. It can also help you counter the effects of jet lag or shift work. Thousands of clinical trials have shown that Melatonin is completely safe and non-addictive. It produces no "sleeping pill hangover" and is without any side effects.

     Desert BoostTM -The Whole Desert In One Caplet For the first time in history you can now get all the nutrients from Pollen, Propolis, Royal Jelly and Aloe Vera in one caplet. Now you don't have to take all those pills to increase your energy and immune system, rejuvenate your body and skin. Our Desert Boost caplet will do all these things and much more.

     Euro FiberTM Euro Fiber wafers help fill the need for today's diet. These fiber wafers contain a complete profile of all four types of dietary fiber, cellulose, pectin, hemicellulose and lignin. This fiber is a great snack or dieting aid, giving a full, satisfying feeling.

     Selenium PlusTM Selenium improves the function of white cells (T lymphocytes) which are the body's chief defense against viruses and cancer. Selenium supplements are not effective for preventing skin cancer but may help protect against cancers of the lung, colon, rectum and prostate, according to an article in The Journal of the American Medical Association.

     Progesterone/Yam Cream Leading medical researchers have discovered that wild yam may have important health benefits associated with misery and discomfort of PMS, menopause and prevention of osteoporosis. A feeling of euphoria, well being, happiness and energy may be experienced with this moisturizing skin cream, which stimulates the body's own production and regulation of Estrogen, Progesterone, Testosterone and other hormones.

     Aloe Vera and Propolis Cream Aloe Vera has traditionally been used to successfully treat burns and cuts. Desert Health utilizes only the highest grade and quality of Aloe plants and employs the latest "cold process" method in aloe processing technology to ensure quality products. unequaled in the industry.

     Shampoo/Conditioner with Pollen Our Shampoo/Conditioner with Pollen is highly concentrated. You need only a few drops to give your hair a luxurious lather. The Shampoo has no alcohol or water added to its base of Aloe Vera and Royal Jelly. The Aloe and Pollen formula gives your hair a beautiful shine, body and manageability.

     Grape Seed Complex Grape Seed Complex is a powerful, free-radical scavenger that can boost your body's defense system against numerous health disorders. The Grape Seed Extract, Grape Skin Extract, Ester-C, Aloe Vera and Wild Yam are synergistically blended and provide a wonderful anti-oxidant and immune building supplement.

     Super Minerals w/AloeTM Minerals are the basic building blocks of life. Without them, health deteriorates, disease sets in and body functions fail. Our minerals come in two different flavors, Kiwi and Lemon. Our minerals are naturally chelated in their "organic" form and that allows them to be rapidly assimilated for our health.

     AlcotrolTM Many nations have tried to combat its epidemic alcohol problem with everything from expensive therapies to prohibition. The Chinese have long relied on a simple remedy, an extract of kudzu root. This herb is extraordinarily effective and it takes away the cravings for alcohol, an American study indicates. Desert Health's product has kudzu root.

     Pau d'Arco A bitter herb that contains a natural antibacterial agent, it has a healing effect and cleanses the blood. Good for smoker's cough, warts, all types of infections, diabetes, ulcers, rheumatism, allergies, tumors and liver disease. Especially good for pain connected with cancer. It is a detoxifier and enhances the immune system.

     Aloe Vera Juice Aloe Vera is believed to improve digestion and assimilation of food. Aloe Vera is also known for its ability to stimulate the growth of living cells, is reputed to enhance the immune system and to improve the appearance and condition of both skin and hair. Our Aloe Vera Juice has added natural orange flavor and honey.

     Ultra Aloe BlendTM Our Ultra Aloe Blend is a nutritious drink of Aloe Vera, Chlorella and Herbs synergistically blended for maximum utilization and specifically formulated for detoxification. It also contains Honey, Ginkgo Biloba and Ginseng.

Animal Oriented Products

      Heat Lotion Contains a large percentage of Aloe Vera along with Methyl Salicylate which helps to naturally relieve strains and sprains and also helps reduce swelling in large and small animals.

      Shampoo with Essential Oils Shampoo w/Essential Oils works well for horses allergic to flies. For best results use at least once a week. Buffered to the average pH of the skin of mammals and is mild to the skin and eyes. Leaves the coat bright and sparkling.

      Shampoo with Blueing Shampoo with Blueing is a concentrated shampoo containing Aloe Vera that may aid in relief of minor scrapes and skin irritations. Shampoo with Blueing uses a safe blueing agent which helps take out yellow, grays and greens, instead of using chemicals used in UV absorbers. This product is designed to remove dirt, oil, perspiration, and reduce matting without drying or irritating the skin. Aloe Vera, Protein, Jojoba Oil and Panthenol help to promote a healthy, shiny manageable coat. Shampoo with Blueing leaves the lighter color animals looking brighter and whiter, but it also works well with darker color animals which leaves the coat looking brilliant and healthy.

     Aloe Coat ConditionerTM Aloe Coat Conditioner applies natural emollients and glossing agents to the coat. Aloe Coat Conditioner leaves the coat sparkling and maintains the healthy good looks of the coat between shampooing. Aloe Coat Conditioner is an effective product for use on show animals - leaving the coat sparkling. Conditioner is pH buffered to condition the skin of the animal and is mild to the eyes. Aloe Vera contained in this formula is a natural healing agent for minor scrapes and skin irritations. Highly effective for the mane and tail feeling like silk and reducing tangles.

      Vet Cream Vet Cream contains 80% Aloe Vera Gel and allows the application of a high concentration of this natural agent in a manner that will enable the aloe vera to remain in close contact with the affected area. Most skin conditions, whether they are the result of injury, diseases, topical bacteria or fungi, will cause the traumatized area to become very dry. This cream contains natural lubricants and proteins to help alleviate the dry condition.

      Hoof & Nail Conditioner and Rebuilder Hoof & Nail Conditioner and Rebuilder is a cream for the treatment of the hoof with natural proteins and lubricants in a base of aloe vera which helps to promote healthy growth and for the application to any hoof or nail suffering damage. Works well to promote healthy nails and skin. It is also used for chapped lips and is soothing and healthy for people who have their hands in water resulting in irritated red skin.

      Aloe Vera Gel Aloe Vera Gel is designed to apply the highest concentration of Aloe Vera to an affected area in the event of an injury or condition for which the use of Aloe Vera is indicated. This product provides an immediate soothing effect. Aloe Vera Gel has also been used on people for the treatment of sunburns and cooking burns with immediate relief. It is especially soothing for sunburns when kept in the refrigerator for a cooling effect. This product has also been used for dry skin in the mane. Just rub it in close to the skin. Non-greasy.

      Pet Deodorizer and Conditioner Pet Deodorizer is used on animals that produce an offensive odor. This product not only rids the animal of the odor with the latest odor control technology called neutronic odor control, but leaves a very fresh smell, while also conditioning the coat of the animal giving it additional softness.

      Pet  Supplement  Pet Supplement contain Honeybee Pollen,  a  source  of
Vitamins, Proteins, Enzymes and Amino Acids. The vitamins contained in honeybee pollen include Inositol, Vitamin B-12, Vitamin D, Biotin, Thiamin, Nicotonic Acid, Folic Acid, Vitamin B-6, Vitamin C and Panthothentic Acid. Honeybee Pollen also contains all essential amino acids and a variety of enzymes necessary for metabolic action in both humans and animals. Pet Supplements also contains Trace Minerals which completes a balanced combination of natural elements essential to the development and well-being of pets. This product was designed to meet the nutritional and dietary needs of pets of all ages, sizes and physical conditions and maintains proper body weight, energy and metabolism.

      Spray Bandage Spray cleansed area and allow the product to bridge over the fur. Allow to dry to form protective barrier. Traveling with your horse, Spray Bandage is a must! The Spray Bandage applies Aloe Vera directly to the wound while forming a light protective barrier over the area - keeps wound clean and insect free - while Aloe Vera helps promote healing. Water resistant, but easily removed with soap and water. On a wound that requires stitches, Spray Bandage can be used to keep the dirt and insects out while aiding the healing process. This product can be used over medication. Trailering your horse, Spray Bandage is a must!

Results of Operations for the three months ended March 31, 2000

     The total gross profit was $11,118 and operating expenses from continuing operations were $281,424 for the three months ended March 31, 2000. This represents a $(270,306) in loss from operations for the three months ending March 31, 2000

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of March 31, 2000 (Unaudited)

     As of March 31, 2000, the Company's assets were $1,606,625 and its liabilities were $557,577, resulting in stockholders' equity of $1,049,048 for the three months ending March 31, 2000.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

PART II--OTHER INFORMATION

Item 1.        Legal Proceedings.

     None

Item 2.        Changes in Securities.

     None.

Item 3.        Defaults by the Company upon its Senior Securities.

     None.
Item 4.        Submission of Matter to a Vote of Security Holders.

     None

Item 5.        Other Information.

     None

Item 6.        Exhibits and Reports of Form 8-K.

     Form 8-K filed on February 9, 2000
     Form 8-K filed on March 15, 2000

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DESERT HEALTH PRODUCTS, INC.
(Registrant)



By:/s/ Johnny Shannon
    Johnny Shannon
     President

Date: May 15, 2000