Form 10QSB/A
period 2000-03-31
DESERT HEALTH PRODUCTS INC
filed 2000-07-06
CIK 1097570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                FORM 10-QSB/A
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


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

                        Yes        X       No ______


As of July 5, 2000, there were 7,538,971 shares of common stock outstanding.

                        DESERT HEALTH PRODUCTS, INC.
                            FOR THE QUARTER ENDED
                               MARCH 31, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2000                     3

               Income Statement of Operations
               ending March 31, 2000                                  4

               Statement of Cash Flow for the three months            5
               ending March 31, 2000

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           6-12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13

     Item 2.   Changes in Securities                                  13

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      13

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       13

     Item 5.   Other Information                                      13

     Item 6.   Exhibits and Reports of Form 8-K                       13

     SIGNATURES                                                       14

                        DESERT HEALTH PRODUCTS, INC.
                             BALANCE SHEET AS OF
                               MARCH 31, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS

Current Assets
 Cash                                                              $ 38,885
 Accounts Receivable                                                 31,856
 Inventory                                                          143,672
                                                                 ----------
  Total Current Assets                                              214,413
Property and Equipment
 Furniture and equipment
   and Leasehold Improvements                                       115,007
 Less: Accumulated Depreciation                                     (4,943)
                                                                -----------
                                                                    110,064
Other Assets
Intangibles, net of amortization                                  1,035,285
 Notes receivable                                                   318,440
 Deposits                                                            10,000
 Other                                                               36,177
                                                                -----------
                                                                  1,462,902
                                                             ______________
TOTAL ASSETS                                                      1,787,379
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                                   152,677
 Advances                                                               212
 Current Portion of LongTerm Debt                                   362,480
                                                             --------------
  Total Current Liabilities                                         515,369
Long term Liabilities
 Notes Payable                                                       52,487
                                                             --------------
  Total Liabilities                                                 567,856
Stockholders Equity
 Common Stock, $.001 par value,
   25,000,000 shares authorized and
   7,388,971 shares issued and outstanding                            7,389
 Subscription receivable                                            (1,000)
 Preferred Stock, $.001 par value,
   10,000,000 authorized and
   1,448,500 shares issued and outstanding                            1,448
 Additional Paid in Capital                                       2,439,809
 Accumulated Deficit                                            (1,228,123)
                                                              -------------
                                                                  1,219,523
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,787,379
                                                                ===========

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000

Revenue                                                         $    61,631

Cost of Sales                                                      (38,302)
                                                               ------------
 Gross Profit                                                        23,329

Operating Expenses                                                  426,824
                                                               ------------
 Loss from Operations                                             (403,495)

Other Expense
 Interest Expense                                                     2,197
                                                               ------------
 Net Loss before provision for income taxes                       (405,692)
                                                              =============

 Beginning Accumulated Deficit                                   (822,431)
                                                              ============
 Ending Accumulated Deficit                                    (1,228,123)
                                                              ============
 Earnings per common share                                $          (0.05)
                                                               ============

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF CASH FLOW
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000
Cash Flows from Operating Activities
 Cash received from customers                                  $     61,630
 Cash paid to suppliers and employees                             (309,925)
                                                              -------------
     Net Cash Provided (Used) in Operating Activities             (248,295)

Cash Flows from Investing Activities
 Cash used for purchase of intangibles, furniture
   and equipment                                                  (34,525)
                                                               ------------
  Net Cash Provided by Investing Activities                        (34,525)

Cash Flows from Financing Activities
 Cash provided by notes and loans                                   155,000
 Issuance of stock                                                   86,500
 Payments on notes and loans                                        (44,398)
                                                               ------------
  Net cash Provided by financing activities                         197,102


  Net Increase (Decrease) in Cash and Cash Equivalents             (85,718)

Beginning Cash and Cash Equivalents                                 124,603
                                                                 ----------
Ending Cash and Cash Equivalents                                   $ 38,885
                                                                 ==========

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

Results of Operations for the three months ended March 31, 2000

     The total gross profit was $23,329 and operating expenses from continuing operations were $426,824 for the three months ended March 31, 2000. This represents a $(403,495) in loss from operations for the three months ending March 31, 2000

Forward-Looking Statements and Associated Risks

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

Liquidity and Capital Reserves

As of March 31, 2000 (Unaudited)

     As of March 31, 2000, the Company's assets were $1,787,379 and its liabilities were $567,856, resulting in stockholders' equity of $1,219,523 for the three months ending March 31, 2000.

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

     None

Item 5.        Other Information.

     None

Item 6.        Exhibits and Reports of Form 8-K.

     Form 8-K filed on February 9, 2000
     Form 8-K filed on March 15, 2000
     Form 8-K filed on July 5, 2000

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DESERT HEALTH PRODUCTS, INC.
(Registrant)



By:/s/ Johnny Shannon
    Johnny Shannon
     President

Date: July 6, 2000