Form 10QSB
period 2000-06-30
DESERT HEALTH PRODUCTS INC
filed 2000-08-14
CIK 1097570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 2000    Commission file number   000-27931




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

                        Yes        X       No ______


      As of August 4, 2000, there were 7,538,971 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 2000                          3

               Income Statement of Operations
               ending June 30, 2000                                       4

               Statement of Cash Flow for the three months                5
               ending June 30, 2000

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            6-12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          13

     Item 2.   Changes in Securities                                      13

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          13

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           13

     Item 5.   Other Information                                          13

     Item 6.   Exhibits and Reports of Form 8-K                           13

     SIGNATURES                                                           14

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                   ASSETS
Current Assets
 Cash                                                               $ 3,717
 Accounts Receivable                                                 16.391
 Inventory                                                          126,394
                                                                  ---------
  Total Current Assets                                              146,502
Property and Equipment
 Furniture and equipment
   and Leasehold Improvements                                       127,125
 Less: Accumulated Depreciation                                    (11,964)
                                                                 ----------
                                                                    115,161
Other Assets
Intangibles, net of amortization                                  1,040,293
 Notes receivable                                                   435,172
 Deposits                                                            10,000
 Other                                                               41,518
                                                             --------------
                                                                  1,526,983
                                                             --------------
TOTAL ASSETS                                                      1,788,646
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                                   178,686
 Current Portion of LongTerm Debt                                   369,832
                                                               ------------
  Total Current Liabilities                                         548,518
Long term Liabilities
 Notes Payable                                                       85,987
                                                               ------------
  Total  Long Term Liabilities                                       85,987
Stockholders Equity
 Common Stock, $.001 par value,
   25,000,000 shares authorized and
   7,593,971 shares issued and outstanding                            7,594
 Subscription receivable                                            (1,000)
 Preferred Stock, $.001 par value,
   10,000,000 authorized and
   1,448,500 shares issued and outstanding                            1,448
 Additional Paid in Capital                                       2,574,604
 Accumulated Deficit                                            (1,428,505)
                                                              -------------
                                                                  1,154,141
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,788,646
                                                                ===========

Revenue                                                        $    105,647

Cost of Sales                                                      (66,379)
                                                               ------------
 Gross Profit                                                        39,268

Operating Expenses                                                  210,048
                                                               ------------
 Loss from Operations                                             (170,780)

Other Expense
 Interest Expense                                                     1,439
                                                                -----------
 Net Loss before provision for income taxes                       (172,219)
                                                              =============

 Beginning Accumulated Deficit                                  (1,256,286)
                                                              -------------
 Ending Accumulated Deficit                                     (1,428,505)
                                                              -------------
 Earnings per common share                                $          (0.02)
                                                               ============

Cash Flows from Operating Activities
 Cash received from customers                                 $     105,647
 Cash paid to suppliers and employees                             (241,373)
                                                            ---------------
     Net Cash Provided (Used) in Operating Activities             (135,726)

Cash Flows from Investing Activities
 Cash used for purchase of intangibles, furniture
   and equipment                                                     (104)
  Cash used for investment acquisition                              (5,343)
                                                             --------------
Net Cash Provided by Investing Activities                           (5,447)

Cash Flows from Financing Activities
Issuance of stock                                                   135,000
 Payments on notes and loans                                      (18,995)
                                                              -------------
  Net cash Provided by financing activities                         116,005


  Net Increase (Decrease) in Cash and Cash Equivalents             (25,168)

Beginning Cash and Cash Equivalents                                  38,885
                                                                -----------
Ending Cash and Cash Equivalents                                   $ 13,717
                                                                ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

      The Company, an Arizona corporation, (the "Company") was formed in 1991 to develop dietary supplement products from natural plant extracts. The Company is focusing its development efforts on certain plants and plant extracts that are widely used to enhance the life style of those desiring better health throughout the United States, Europe, Asia and South America. The Company identifies and quantifies the properties within plant sources that are believed to provide therapeutic or other health benefits and to produce dietary and herbal supplements.

     Herbal supplements are multi-molecule compositions extracted or otherwise derived from plants. Herbal products have been used for centuries throughout the world to treat a variety of diseases and physical conditions. In recent years, health consciousness and the increasing popularity of `all natural' products have contributed to a growth in public interest in herbal and nutraceutical therapies.

      The worldwide market for natural dietary supplements is substantial. According to NUTRITION BUSINESS JOURNAL, approximately 30 Billion dollars were spent in the United States for non-prescription, plant-derived dietary supplements, with sales, according to the BOSTON GLOBE, having increased over 20% annually in the last few years. In addition, according to THE WALL STREET JOURNAL EUROPE, approximately $18 billion was spent in Europe for prescription and over-the-counter ("OTC") multi-molecule, plant-derived products. Asia is according to the U.S. Department of Commerce one of the fastest growing markets for natural and herbal products with U.S. produced items increasing in acceptance.

     The Company's formulations are innovative and groundbreaking and have a proven record of success with a commitment to purity, quality, research information and support with affiliated global distribution capabilities. The Company has over 100 registered Trademarks in over twenty countries worldwide. The Company offers the customers a choice of turnkey or customized private label options and the ultimate in sophisticated formulations to choose from.

     In order to offer the appropriate line of products to fill any market niche or tailor products to diverse cultures, a variety of product information in seven languages is available. All proper documents such as Certificates of Free Sale, Certificates of Analysis, Certificates of Manufacture, Flow Charts, and Standard Operating Procedures are available.

     All of the Company's products are available in tablets, capsules, bulk, blended powders, private labeled or branded. All products are manufactured in FDA approved facilities according to GMP standards.

General

The Products

VITAMIN AND MINERAL SUPPLEMENTS

     At Desert Health Products, Inc. we ensure the highest quality vitamin and mineral supplements available. All our products go through a range of rigorous tests, from the raw materials to the end tablet or capsule. The ingredients are thoroughly tested for purity, potency, microbial content, and dissolution analysis, and only the finest ingredients are utilized for the Company's vitamin and mineral supplements. Our in-house research and development department supports all of the products. The Company strives to give the customer the best quality vitamins and minerals at the most competitive price.

VITAMINS

     Antioxidant - The Company's antioxidant is formulated to achieve optimum results and is designed to work synergistically with our multi-vitamin and multi-mineral tablets. Antioxidants neutralize free radicals that can cause damage to cells, impairing the immune system. *

     Multi Vitamin Tablets - Our multi vitamin tablets are synergistically blended to give maximum benefits. *

MINERALS

     Multi Mineral Tablets - Desert Health Products, Inc. multi mineral tablets contain a complete balance of easy-to-absorb minerals. *

     Chromium Picolinate - Chromium Picolinate is a mineral that helps to increase lean body mass, lower blood cholesterol levels, increase endurance, and regulate blood sugar. It enhances metabolism and promotes permanent fat loss. *

     Colloidal Minerals - Colloidal Minerals Premium Blend provides over 70 major and trace minerals in a natural concentrate that is easy to absorb. *

     Selenium PlusT - Selenium is an essential trace element in humans. *

     Super Minerals w/Aloe VeraT - Super Minerals w/Aloe Vera provides the benefit of easily absorbed minerals and the health promoting qualities of Aloe Vera. *

CHINESE HERBAL PRODUCTS by Master Herbalist Dr. Henry Han

     Desert Health Products, Inc. introduces six unique products based on classic Chinese formulas originally developed through 3000 years of medical practice as well as current clinical and laboratory studies. These products embody Chinese medicines basic philosophy of balance, integrating prevention and treatment of illness while enhancing well being and quality of life. These products were individually formulated by master herbalist, Dr. Henry Han, who drew from over 20 years of clinical experience and research to design formulas to be agreeable to the typical body type of westerners.

     Restoring Essence IT  - This product is formulated for the treatment  of
weakness  and  fatigue,  or  to  enhance  vitality  and  energy  in   healthy
individuals. *

     Restoring Essence II T - This product is formulated for the treatment of premature and/or accelerated aging, or for promoting youthfulness and retarding the aging process in healthy individuals. *

     In 1980, a team of Chinese medical experts specializing in aging-related illnesses from Longhua Hospital of Shanghai University of Traditional Chinese Medicine analyzed thousands of ancient herbal formulas that had been developed over a 1,400 year period between the Sui and Qin Dynasties (circa 500 A.D. to 1900). The researchers identified 124 classic formulas claimed anti-aging or promoting longevity. About a dozen formulas were eventually selected and then integrated into a single formula. It was named `Restoring Essence' and put through extensive clinical and laboratory testing. The results were published, since 1983, in a series of reports in numerous medical journals involving over two thousand patients. The studies concluded that the formula has remarkable therapeutic effects on a wide range of symptoms associated with aging: weakness and fatigue, degenerative change in spine and joints, dizziness or light-headedness, frequent urination or weakened urinary control, insomnia, etc. It can also significantly improve the body's cellular immune functions, increase muscle strength, delay the occurrence of osteoporosis, and counteract the original hypertension. Laboratory studies also confirmed that the formula markedly extends the life span of lab mice and silk worms, aids body's ability to repair DNA damage and slows down the degeneration of sex organs, thymus, lung and liver cells due to aging. *

     Liquijade ElixirT - This product is formulated to treat heartburn, indigestion and epigastric pain due to gastric reflux, superficial gastritis, peptic ulcer and hiatal hernia. *

     Qi  Bars  -  The  bars  are formulated with 100 percent  natural  herbal
ingredients,   with  no  added  sugar,  starch,  food  coloring,   artificial
preservatives or yeast. *

     Herpes CalmT - This product is formulated to control the outbreak of herpes simplex through strengthening of the immune system and suppressing the herpes simplex virus. Herpes Calm can significantly reduce the frequency and intensity of symptoms. *

     Flu and Cold ClearT - This formula is most effective in alleviating the discomforts of the flu and common cold when taken at the onset of symptoms and resolve infections swiftly at their early stage. It also provides protection against potential infection during flu season when exposed to risk factors such as infected individuals and closed environments (airplanes, offices and school yards.) *

     Dr. Henry Han is a consultant and an advisor to Desert Health Products, Inc. and is the agent in charge of the Company's new office facility in Beijing, China. This office will enable the Company to supply to its worldwide customer base the finest in Chinese herbs, standardized to Dr. Han's requirements.

SPECIALTY SUPPLEMENTS

      The Company uses current scientific research to create our innovative specialty supplements. We search worldwide to find the naturally derived ingredients utilized to formulate these powerful products. All of these supplements contain targeted nutrition, to provide safe and effective natural remedies for common ailments.

     AlcotrolT - Kudzu extract, the main ingredient in Alcotrol, has been used widely in China and Japan to treat alcoholism. *

     AsthmaCalmT - The combination of natural ingredients can aid in desensitizing a person to allergies. *

     Brain BoostT - The cutting edge product incorporates Phosphatidyl Serine and Ginkgo Biloba and other items that enable people to cope with today's fast pace. *

     Desert BoostT - Bee pollen, (the caviar of the plant world), Propolis, Royal Jelly and Aloe Vera increase energy and immune systems. *

     Enhanced Performance IIT - The low levels of testosterone in many men today can be enhanced with this product. *

     EnercoffeeT - This product, using whole bean coffee, can vitalize energy levels. *

     Euro FiberT - Euro Fiber wafers help fill the need for fiber in today's diet. *

     Ginkgo Biloba - Ginkgo Biloba has been used in Oriental medicine since ancient times for brain function.*

     Glucosamine Complex - Glucosamine with Boswellinr can aid in the construction of connective tissue and help suppress pain in joints. *

     Liver p.s. TabletsT - This product helps support liver health and promote detoxification. *

     Lyco/MenT - This supplement is designed with a synergistic blend of selected phytonutrients, which include tomato extract and saw palmetto that have been shown to support prostate health. *

     Migrasafe-NT - This supplement contains the herb Feverfew. Studies show this herb can lower the incidence of migraine headache. *
     OsteoDense PlusT - Ipriflavone has shown clinically to support increase in bone mineral density. Osteoporosis is a decrease of bone density. *

     Pain & Joint Support Cream - Two of the ingredients in this product - Boswellinr and Capsaicin - are known to lower pain and increase circulation.
*

     Shark Cartilage - This is a non-toxic product from 100% shark cartilage. Research shows this product may increase mobility and reduce pain. *

     Time-Released Melatonin - As we grow older the body produces less of this needed substance. Desert Health's Time-Released Melatonin can aid in sleep and better health. *

WEIGHT MANAGEMENT PRODUCTS

     In response to the obesity epidemic in the United States and elsewhere in the world, the Company has created a line of products to assist in weight reduction and management. Our specialized weight loss products incorporate only the finest, most effective natural ingredients, which help to reduce appetite, accelerate the metabolism, diminish carbohydrate cravings, and encourage fat loss, so permanent weight loss may be achieved.

     These products are intended for use by adults only. Consult a physical prior to the use of any dietary supplement for children under the age of 14.

     Weight Loss-NT - This formula incorporates Ayurvedic herbs and minerals to help control carbohydrate cravings. *

     NaturaLeanT - By reducing unhealthy fat intake you can build better health and longevity. This product can target the damaging fats. *

     NiteLean PlusT - This product is designed to be effective in losing weight while you sleep. *

     ThermoburnT - Regular use of Thermoburn combined with a balanced diet enables you to lose body fat comfortably. *

     Fat InhibitorT - Fat Inhibitor helps reduce the amount of fat the body absorbs from food. *

HERBAL/BOTANICAL PRODUCTS

     Desert Health Products, Inc. herbs and other botanical products are created from premium raw materials. We utilize only botanical ingredients cultivated from reputable growers with strict quality standards. Our formulas blend the traditional wisdom of cultures across the globe, and modern science. Desert Health uses only natural ingredients that have clinically validated healing properties.

     Aloe Vera Juice - Desert Health offers cold processed aloe juice in various flavors and aloe gel for internal and external use. Aloe properties are noted for improved digestion, burn treatment, pain and many other uses. *

     Bee Pollen - Bee pollen is a natural food rich in vitamins, minerals, trace elements, fatty acids and hormones, and contains all 22 ingredients the body is made of. Desert Health's is the finest grade available from the high desert. *

     Cat's Claw - Cat's Claw has a long history of traditional use by the Ashaninka and Campa Indians. Dr. Brent Davis refers to Cats's Claw as "the opener of the way" for its ability to cleanse the entire intestinal tract. *

     Grape   Seed  Complex  -  Proanthocyanidin  (PCO)  is  a  natural  plant bioflavonoid and is one the most potent antioxidants available. Grape Seed Complex yields a 95 percent concentration of PCO.

     Noni - This product grows primarily throughout the South Pacific. The fruit has been known to stimulate the immune system. *

     Pau d'arco - Pau d'arco is a powerful antibiotic and aids in control of various allergies. *

     Propolis - This product is gathered by the honeybee and is the main factor in the sterilization of the beehive. There are many beneficial effects of this natural product. *

     Royal Jelly - This is the food of the Queen Bee which gives her the required longevity. It is highly concentrated in amino acids, fatty acids and vitamins. *

     Saw Palmetto - An extract from the oil of the Saw Palmetto berry demonstrates a remarkable ability to reduce the prostate. Nearly 60 percent of men between ages 40 and 60 have an enlarged prostate gland. *

     St. John's Wort - Recent studies show this product is effective as an anti-depressant and an overall mood elevator. *

FemAID PRODUCTS SUPPORT SYSTEMST

     Designed for and by women, femAID is a comprehensive nutritional program, formulated for women of all ages, but especially for women suffering from PMS, perimenopause and menopause. Today, a growing number of women are asking for more natural products and approaches whenever possible. Although there is not a lack of products available there is a lack of guidance and support in terms of how much, when, and in what combinations supplements should be taken in order to be truly beneficial

     The femAID line has taken out the guesswork for the consumer by recommending a distinct combination of natural products for each hormonal phase women go through

     The femAID line is a combination of nutritional supplements, phyto (plant) hormones and herbs, designed by a certified nurse practitioner and a registered dietitian to help women maintain optimal health and alleviate uncomfortable symptoms resulting from hormonal and nutritional imbalance.

     Women's Basic Formula I - An optimal formula of premium vitamins, herbs, chelated minerals, antioxidants, amino acids and digestive enzymes to support women through their cycle. *

     Women's Basic Formula II - A combination of beta-carotene, B vitamins, vitamin E, magnesium and iron which works in conjunction with Women's Basic Formula I to minimize PMS discomforts. *

     Bone Support - This formula contains a highly assimilable form of calcium, microcrystalline, hydroxyapatite concentrate (MCHC) a compound comprised of calcium, phosphorous, trace minerals, and a protein complex. MCHC contains the same nutrient profile as that found in bone. *

     Amino Acid Complex - Easy-to-absorb free form amino acids serve as building blocks of protein, and are an integral part of every system of the body. This complex supports the body's ability to make hormones, neurotransmitters and enhances immune function and energy. *

     Essential Fatty Acid Support - This supplement is derived from borage oil, the richest form of gamma linoleic acid (GLA). Essential fatty acids (EFA's) are necessary or producing hormones, regulating cholesterol, and enhancing the body's ability to burn fat. Many women are deficient in EFA's due to chronic dieting and the consumption of processed/damaged fats (i.e. margarine and hydrogenated fats). *

     Phytoestrogen Support - Gentle plant estrogens derived from black cohosh, dong quai, red clover and gamma oryzanol (a phytosterol from rice bran oil) provide a comprehensive herbal formula to naturally balance estrogen levels, which helps to relieve the symptoms of perimenopause and menopause. *

     Essential Pro Cream - This rebalancing formula contains wild yam extract, vitamin E, aloe vera and progesterone, which are beneficial for the improvement of the skin and body. *

     Vitality Support - This is an herbal/amino acid combination that includes tyrosine, an amino acid which directly enhances dopamine production which increases energy and alertness. *

     Calm Support - This is an herbal/amino acid combination containing St. John's Wort and 5-HTP (5-hydroxytryptophan) the precursor to the brain chemical serotonin. Additionally this formula contains the herbs kava kava, hops, burdock root, fennel, vervain and motherwort for extra nutritional support to soothe the body. *

     Sleep Support - This gentle formula contains the herbs valerian, hops, passion flower, skullcap, wild lettuce, chamomile and vervain to promote tranquillity and overall relaxation. *

     Essential Passion - This formula is a unique blend of herbs and plant extracts that boost sexual desire and promote overall health and vigor. Essential Passion contains two Ayurvedic herbs - Tribulus terrestris and curuminoids - as well as Avena sativa, Damiana and zinc. *

     Essential   Feminine   Moisture  -  This   soothing   cream   containing
phytoestrogens, vitamin E and vitamin A helps mid-life women restore natural vaginal moisture. Non-petroleum based cream, unscented and flavorless. *

AYURVEDIC PRODUCTS

     For over 5000 years, a health system referred to as Ayurveda, meaning `the science of life', has been practiced in India. This system of natural medicine uses a holistic approach to healing using specialized herbal formulas to balance the body. Desert Health Products, Inc. Ayurvedic herbal formulas blend the traditional ancient wisdom with the finest current scientific research and manufacturing methods.

     Antioxidant  Formula  -  Curcuminoid  C3  Complexc  and  other   Natural
Antioxidants*

     Ashwagandha Root Extract - Ayurvedic Adaptogen and Energizer for Stress*

     Bacopinc and Ginkgo Complex - Supports Normal Memory Function and Reduces Absentmindedness*

     Bio-Q-10   -  Helps  support  Cardiovascular  Function  and  a   Healthy
Circulatory System*

     Bio-Selenium - Supports the Body's Defense System*

     Bioperinec - Supports Efficient Nutrient Absorption*

     Boswellinc  and  Curcuminoids  -  Supports  Normal  Joint  Function  and
Lubrication*

     Citrinc Forte - Support for Weight Loss Programs*

     Curcuminoids - Natural antioxidants from turmeric*

     DGL Plus GingerT - Helps maintain a healthy digestive system*

     Glucosamine Plus Boswellinc Blend - Supports normal joint function and lubrication*

     Gugulipidc Plus Hawthorne Complex - Supports cardiovascular function and healthy circulation*

     Gugulipidc Plus Lactosporec - Helps maintain healthy cholesterol levels

     Gymnema & Alpha-Lipoic Complex - Supports maintenance of normal blood sugar levels*
     Lactosporec Chewables - Helps maintain healthy intestinal flora*

     Lactosporec Probiotic - Helps promote healthy intestinal flora*

     Picrolivc Boswellinc Blend - Supports a healthy respiratory system*

     Premium Evening Primrose - Supports a healthy respiratory system*

     Slim & Healthy - Citrin and Chromium for Weight Loss Programs*

SKIN CARE PRODUCTS

     The condition and appearance of your skin is what people notice about you first. It's what you sense first when you look in the mirror. Lavishing care on your skin makes a very personal statement - that you are worth caring for. At Desert Health Products, Inc. we demonstrate that we care about your skin by offering the most innovative skin technology available anywhere. Our purpose is to give you back and protect your natural inheritance of youthful smoothness and the radiant vitality of healthy skin.

     Intensive Mag C GelT - Intensive Mag C Gel is a powerful antioxidant which aids in cellular repair.

     Micellular Facial Cleanser - This product exfoliates, cleanses, treats and refines the skin.

     Alpha Hydroxy Gel - This product balances the pH, prevents irritation and reduces acidic acid.

     Macroemulsion Moisturizer - This product moisturizes, balances the skin's water barrier properties, and protects against environmental damage.

PET CARE PRODUCTS

     Desert Health Products, Inc. has researched and developed a complete line of Pet Care products for good nutrition and grooming. The philosophy behind our pet care line is to provide for the health and well being of the animal by using natural raw materials with no negative side effects. The products are formulated using such materials as Aloe Vera, active essential oils, efficacious herbs, natural emollients and other natural ingredients. Of these agents Aloe Vera is a key ingredient for the health and beauty of the animal. Only 100% natural liquid Aloe Vera is used in these products. The Aloe Vera is carefully cold processed in liquid form to preserve all of the efficacy of the fresh product.

     Heat Lotion - Heat Lotion contains a large percentage of aloe vera along with methyl salicylate that helps to relieve strains and sprains.

     Shampoo with Parasite Control - Works well on animals allergic to flies and parasites. It helps balance skin pH and is mild to the skin.

     Shampoo w/Bluing - This product is concentrated, safe, and aids in relief of minor irritations. It takes out yellows, grays and greens, removes dirt, oil, perspiration, and reduces matting without drying or irritating the skin.

     Aloe Coat Conditioner - This product applies natural emollients to the animal's coat leaving the coat and skin soft and shiny.

     Vet Cream - This product contains 80% pure aloe. This natural cream helps to alleviate the dry and chapped condition and promotes hair growth.

     Hoof and Nail Conditioner and Rebuilder - This cream treats animal's hooves with natural protein and lubricants in a base of aloe vera which promotes healthy growth and enhances healing. Many grooms also use this product effectively on their nails.

     Spray Bandage - The Spray Bandage applies aloe vera directly to the sound forming a light protective barrier over the area keeping the wound clean and insect free. This formula is water-resistant but can be easily removed with soap and water.

     Aloe Vera Gel - This highly concentrated product provides soothing and healing to the affected area. Use is effective for sunburns and abrasions on humans and animals.

     Pet Deodorizer and Conditioner - This product rids animals of odors by using nuetronic control. The result is fresh odor and soft coat.

     Pet wellT - This supplement contains honeybee pollen and amino acids, along with fiber, vitamins and minerals for a balance of essential needs. This product was designed to meet the nutritional needs of pets of all ages, sizes, and physical conditions. It helps to maintain proper body weight, energy and metabolism. *

WATER PURIFICATION

     The importance of fresh clean water for a healthy body is well known.

     Desert Health Products, Inc. provides ten above and below counter water purification systems along with support documents and replacement parts.

Benefits and Features:
  *    Cost effective               *   Multi purpose
  *    Controls bacterial growth    *   Simple
  *    Easily installed             *   Limited one year warranty
  *    Low maintenance              *   Great tasting water
  *    Compact designs

It is the goal of Desert Health to inform you of available and newly introduced products. Our websites can do this at your convenience -

 www.deserthealth.com
www.femaid.com
www.deserthealthrx.com

*This is a statement of nutritional support. These statements have not been evaluated by the Food and Drug administration. These products are not intended to treat, cure or prevent any disease.

Results of Operations for the three months ended June 30, 2000

     The total gross profit was $39,268 and operating expenses from continuing operations were $210,048 for the three months ended June 30, 2000. This represents a $(170,780) in loss from operations for the three months ending June 30, 2000

Forward-Looking Statements and Associated Risks

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

Liquidity and Capital Reserves

As of June 30, 2000 (Unaudited)

     As of June 30, 2000, the Company's assets were $1,788,646 and its liabilities were $634,505, resulting in stockholders' equity of $1,154,141 for the three months ending June 30, 2000.

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

     None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DESERT HEALTH PRODUCTS, INC.
(Registrant)



By:/s/ Johnny Shannon
    Johnny Shannon
     President

Date: August 11, 2000