Form 10QSB/A
period 2000-03-31
DESERT HEALTH PRODUCTS INC
filed 2000-11-02
CIK 1097570

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

                        DESERT HEALTH PRODUCTS, INC.
                             BALANCE SHEET AS OF
                               MARCH 31, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS

Current Assets
 Cash                                                              $ 38,885
 Accounts Receivable                                                 31,856
 Inventory                                                          143,672
                                                                 ----------
  Total Current Assets                                              214,413
Property and Equipment
 Furniture and equipment
   and Leasehold Improvements                                       115,007
 Less: Accumulated Depreciation                                     (4,943)
                                                                -----------
                                                                    110,064
Other Assets
Intangibles, net of amortization                                  1,035,285
 Notes receivable                                                   381,440
 Deposits                                                            10,000
 Other                                                               36,177
                                                                -----------
                                                                  1,462,902
                                                             ______________
TOTAL ASSETS                                                      1,787,379
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                                   152,677
 Advances                                                               212
 Current Portion of LongTerm Debt                                   362,480
                                                             --------------
  Total Current Liabilities                                         515,369
Long term Liabilities
 Notes Payable                                                       52,487
                                                             --------------
  Total Liabilities                                                 567,856
Stockholders Equity
 Common Stock, $.001 par value,
   25,000,000 shares authorized and
   7,388,971 shares issued and outstanding                            7,389
 Subscription receivable                                            (1,000)
 Preferred Stock, $.001 par value,
   10,000,000 authorized and
   1,448,500 shares issued and outstanding                            1,448
 Additional Paid in Capital                                       2,439,809
 Accumulated Deficit                                            (1,228,123)
                                                              -------------
                                                                  1,219,523
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,787,379
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