Form 10QSB
period 2000-09-30
DESERT HEALTH PRODUCTS INC
filed 2000-11-13
CIK 1097570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2000 Commission file number  000-27931




                        DESERT HEALTH PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)



Arizona                                           86-0699108
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

8221 E Evans Rd
Scottsdale, Arizona                               85260
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

                        Yes        X       No ______


     As of November 9, 2000, there were 7,763,971 shares of common stock outstanding.

                        DESERT HEALTH PRODUCTS, INC.
                            FOR THE QUARTER ENDED
                             SEPTEMBER 30, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2000       3

               Income Statement of Operations
               ending September 30, 2000                    4

               Statement of Cash Flow for the three months  5
               ending September 30, 2000

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation 6-17


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            17

     Item 2.   Changes in Securities                        17

     Item 3.   Defaults by the Company upon its
               Senior Securities                            17

     Item 4.   Submission of Matter to a Vote of
               Security Holders                             17

     Item 5.   Other Information                            13

     Item 6.   Exhibits and Reports of Form 8-K             17

     SIGNATURES                                             18



                        DESERT HEALTH PRODUCTS, INC.
                             BALANCE SHEET AS OF
                             SEPTEMBER 30, 2000



                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                   ASSETS
Current Assets
 Cash                                                $29,738
 Accounts Receivable                                  14,288
 Inventory                                           139,810
                                                     -------
  Total Current Assets                               183,836
Property and Equipment
 Furniture and equipment
   and Leasehold Improvements                        135,395
 Less: Accumulated Depreciation                     (15,676)
                                                    --------
                                                     119,719
Other Assets
Intangibles, net of amortization                   1,020,384
 Notes receivable                                    487,850
 Deposits                                             10,000
 Other                                                41,518
                                                    --------
                                                   1,559,752
                                                  ----------
TOTAL ASSETS                                       1,863,307
                                                ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                    178,239
 Current Portion of LongTerm Debt                    479,256
                                                    --------
  Total Current Liabilities                          657,495

Long term Liabilities
 Notes Payable                                       185,987
                                                     -------
  Total  Long Term Liabilities                       185,987

Stockholders Equity
 Common Stock, $.001 par value,
   25,000,000 shares authorized and
   7,763,971 shares issued and outstanding             7,764
 Subscription receivable                             (1,000)
 Preferred Stock, $.001 par value,
   10,000,000 authorized and
   1,273,500 shares issued and outstanding             1,273
 Additional Paid in Capital                        2,666,610
 Accumulated Deficit                             (1,654,822)
                                                ------------
                                                   1,019,825
                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,863,307
                                                 ===========

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2000
Revenue                                          $    37,250

Cost of Sales                                       (23,432)
                                                   ---------
 Gross Profit                                         13,818

Operating Expenses                                   238,283
                                                 -----------
 Loss from Operations                              (224,465)

Other Expense
 Interest Expense                                      1,913
                                                 -----------
 Net Loss before provision for income taxes        (226,378)
                                                  ==========

 Beginning Accumulated Deficit                   (1,428,505)
                                                ------------
 Ending Accumulated Deficit                      (1,654,883)
                                                ------------
 Earnings per common share                 $          (0.03)

                                                ============

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF CASH FLOW
               FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2000

Cash Flows from Operating Activities
 Cash received from customers                     $     37,250
 Cash paid to suppliers and employees                 (117,266)
                                                   ------------
     Net Cash Provided (Used) in Operating Activities  (80,016)

Net Cash Provided by Investing Activities             14,037

Cash Flows from Financing Activities
Issuance of stock                                     92,000
                                                    --------
  Net cash Provided by financing activities           92,000


  Net Decrease in Cash and Cash Equivalents           26,021

Beginning Cash and Cash Equivalents                   13,717
                                                   ---------
Ending Cash and Cash Equivalents                    $ 39,738
                                                   ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Desert Health Products, Inc.'s efforts in the third quarter continued to center on aggressively expanding its abilities to penetrate the European and Asian marketplaces. The Company continued its development and expansion program via on-site shows and education programs for specific countries. In September 2000, Thor Lindvaag and Dr. Dennis Harris, presented seminars throughout Europe introducing Dr. Harris' Original Snore Formula to the foreign market. Revenues were not realized from this market during the third quarter due to Europe's usual July and August holiday season.

     Of great excitement to management is the joint venture with www.Everfill.com which is expected to produce substantial business for Desert Health in the Business-to-Business and Business-to-Customer fields of pharmaceutical items. Initial launch was projected for August 2000. However, due to the delay in obtaining the Pharmacy Brokers permit, the first sales are projected to occur in the first quarter of 2001.

     The investment cost of the one-time fee for the Everfill license, the start-up charges to establish the Company's new office in Beijing, China, and the expense of the European tour created additional third quarter expenses. However, management believes these expenses are necessary in order to launch and support Desert Health in Beijing and the Company's websites. DesertthealthRX.com website is completed and will be fully operational by January 1, 2001. Desert Health's contract with Everfill has been finalized. Licensing requirements in the Middle East are expected to be finalized by the first quarter in 2001.

     Desert Health's new board member, William T. Walker, Jr., is Chairman and President of Walker Associates, a Beverly Hills, California-based corporate finance consulting firm. Mr. Walker has over forty years experience in the capital markets industry. Mr. Walker has been a member of the board of the Securities Industry Association, Chairman of the California District Securities Industry Association, Governor of the Pacific Stock Exchange, President of the Bond Club of Los Angeles, and a member of the American Stock Exchange Advisory Committee. Mr. Walker graduated from Culver Military Academy and attended Stanford University.

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

Benefits and Features:
  *    Cost effective                     Multi purpose
*    Controls bacterial growth          Simple
  *    Easily installed                   Limited one year warranty
*    Low maintenance                    Great tasting water
*    Compact designs

It is the goal of Desert Health to inform you of available and newly introduced products. Our websites can do this at your convenience -

www.deserthealth.com
www.femaid.com
www.deserthealthrx.com

*This is a statement of nutritional support. These statements have not been evaluated by the Food and Drug administration. These products are not intended to treat, cure or prevent any disease.

Results of Operations for the three months ended September 30, 2000

     The total gross profit was $37,250 and operating expenses from continuing operations were $238,283 for the three months ended September 30, 2000. This represents a $(224,465) in loss from operations for the three months ending September 30, 2000

Forward-Looking Statements and Associated Risks

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

Liquidity and Capital Reserves

As of September 30, 2000 (Unaudited)

     As of September 30, 2000, the Company's assets were $1,863,307 and its liabilities were $843,482 resulting in stockholders' equity of $1,019,825 for the three months ending September 30, 2000.

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

     8-K Filed October 31, 2000- Spin off of Royal Phoenix

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DESERT HEALTH PRODUCTS, INC.
(Registrant)



By:_/s/ Johnny Shannon_
    Johnny Shannon
     President

Date: November 13, 2000