Form 10KSB
period 2000-12-31
DESERT HEALTH PRODUCTS INC
filed 2001-04-03
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

      [X]   ANNUAL REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF  THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

                      Commission File Number: 000-27931

                        DESERT HEALTH PRODUCTS, INC.
            (Exact name of registrant as specified in our charter)

Arizona                                                86-0699108
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

8221 E Evans Rd
Scottsdale, Arizona                                    85260
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number including area code: (480) 951-1941

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No ____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2001, was 8,192,971 shares, held by approximately 326 stockholders.

                        DESERT HEALTH PRODUCTS, INC.
                         FOR THE FISCAL PERIOD ENDED
                              December 31, 2000

                               Index to Report
                               on Form 10-KSB


PART I                                                                  Page

Item 1.  Business                                                       2-19
Item 2.  Properties                                                       19
Item 3.  Legal Proceedings                                                20
Item 4.  Submission of Matters to a Vote of Security Holders              20

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                      20
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of  Operation                                       21
Item 7.  Financial Statements and Supplementary Data                      23
Item 8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                            23

PART III

Item 9.  Directors and Executive Officers of the Registrant            24-26
Item 10. Executive Compensation                                        26-27
Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                                   28
Item 12. Certain Relationships and Related Transactions                28-29

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                   29-30

Signatures                                                                31

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

     In this form 10-KSB references to "Desert Health", "The Company", "we", "us", and "our" refer to Desert Health Products, Inc.

PART I

ITEM 1.   BUSINESS

Overview

     Desert Health Products, Inc., an Arizona corporation was formed in 1991. Desert Health is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. Desert Health is focusing its development efforts on certain plants and plant extracts that are widely used throughout the world to enhance health and well being, and to assist in the treatment of a variety of diseases and physical conditions.

     Desert Health markets over 100 different products, which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Pet Care Products, and Water Purification Products, with varying potency levels in tablets (including chewable and gelatin encapsulated capsules ("soft gels"). The Company has traditionally outsourced its raw materials manufacturing, while maintaining a portion of the bottle filling aspects in its facility in Scottsdale, Arizona.

     On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health and Intercontinental Capital Fund, Inc., (Intercontinental) a Nevada corporation, (a company subject to the reporting requirements of the Securities and Exchange Act of
1934) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of 144 restricted common stock of Desert Health, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental Capital Fund, Inc.

     In December 2000, Desert Health spun off its Royal Phoenix line of products, which product line the Company had decided not to pursue. Pursuant to the terms of the agreement, each shareholder of Desert Health is to receive 10 shares of common stock in Royal Phoenix. Royal Phoenix has become a separate entity from Desert Health, subject to a Royalty and Manufacturing Agreement.

Subsequent Events

     Subsequent to December 31, 2000 the Company entered into two agreements, one of which gives the Company exclusive distributing rights worldwide, except for the U.S., its territories and Canada, for certain health products. For these rights, the Company will pay $50,000 and 100,000 shares of its common stock. Additionally, the Company sold 10% of the above agreement to a company in Holland. As consideration for the purchase, the Holland company will invest $250,000 to be used to assist in the initial financing for the international sales and marketing efforts of Dr. Harris' Original Perfect Feet. To date, the Company has received $90,000 towards the fulfillment of the purchase price. The Holland company will receive varying royalties from $1.25 to $2.00 per set from all sales of Dr. Harris' Original Perfect Feet for a term of 10 years.

     In March 2001 the Company established an office in Beijing, China for the sale and distribution of Desert Health Products.

Products and Product Development

     Desert Health offers a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include calcium and potassium, as well as various herbs such as St. John's Wort and Saw Palmetto and various multivitamin combinations, in addition to products formulated with Chinese herbs. Desert Health, with its contract packaging companies, can deliver millions of tablets per day. These fully automated packaging lines are capable of packaging in excess of 100,000 bottles per shift, per day. Desert Health has confidentiality agreements with its manufacturers to protect Desert Health's proprietary formulas.

     Desert Health's products are marketed under its customers' store brands (private label) as well as under the Company's own brands.

     Desert Health introduces new products and reformulates existing products on an ongoing basis in response to consumer trends and emerging scientific evidence. Product concepts are generally developed by Desert Health's management, key employees and consultants. Desert Health also develops and formulates new products based on customers' requests and responds to changes in existing product brands by reformulating existing products and redesigning packaging.

     New Products:

* Hangover ControlT - By taking two capsules before alcohol intake and two capsules at bedtime one can wake up the next morning without the typical symptoms of over-indulgence. All Natural.

* Dr. Harris' Original Diabetic FeetT - a 100% natural formulation that consists of two separate application phases. The first phase includes a potent antibacterial agent. It also contains an incredibly effective exfoliant. The second phase contains a local circulatory stimulant as well as a moisturizer that will maintain the skin moisture content for 12 to 24 hours after a single application. By constantly lowering the bacterial count on the surface of the feet, the probability of a severe infection is significantly reduced. With the application of exfoliant once or twice daily, excessive buildup of dead cells on the soles of the feet will be gradually diminished. The mild circulatory stimulation will help reverse the damaging effects of reduced blood flow, maintaining a healthier status for the tissue. The moisturization of the tissues restores the elasticity and flexibility of the tissue, preventing the drying and cracking that can be a major problem for sufferers of diabetes. Dr. Harris' Original Perfect FeetT products are suggested to be a vital part of a daily diabetic care regimen, since the physical factors that produce the complications will not significantly change.

* Hepatitis C - A unique blend of Chinese herbs formulated by Master Herbalist, Dr. Henry Han. Studies have shown a remarkable 72% healing in Hepatitis B and C patients taking this all-natural product.

* Prostate - Another product formulated by Master Herbalist, Dr. Henry Han. Many using this blend of Chinese herbs have experienced a reduction in PSA count with no side effects being reported.

* Natural Hair RestorerT - This natural product helps stop common hair loss in older people and will encourage new hair growth. Formulated by Dr. Dennis Harris.

* Snore ReliefT - Formulated by Dr. Dennis Harris, Snore Relief is a unique combination of all natural herbs and enzymes that help reduce disturbing snoring. The patented fast and effective anti-snore product with no side effects. Eighty-six percent of users have reported good to excellent results when taking this formulation.\

* Allergy ReliefT - formulated by Dr. Dennis Harris this allergy formula is a unique combination of all natural herbs and enzymes that gently work together to assist in symptomatic relief of allergies and sinusitis.

* Dong Quai/Damiana - A combination of two herbs used for irregular or difficult menses by women, and also used for increased vitality, activity, well-being and for increased libido.

* Happy NeckT - Happy Neck is activated by inflating a unique, innovative air chamber and represents a health-protecting product based on the principle of `traction' for relief of cervical pain. Happy Neck is a system that is comfortable and safe with a simple method of application - an ideal companion for patients with problems involving the cervical vertebrae.

* New Skin Care Line - The Company has developed a new skin care line using state-of-the-art suspended minerals. The products are Body Lotion, Facial Cleanser, Facial Spray, Facial Moisturizer, Liquid Lift/Mask and toner.

* DHEA - The most abundant hormone found in the bloodstream and known to have anti-aging properties. Research has shown that DHEA has many functions in the body pertaining to health and longevity. Among other things, it helps to generate the sex hormones estrogen and testosterone, increases the percentage of muscle mass and increases the percentage of body fat and stimulates bone deposition.

* MSM - MSM is a naturally occurring organic form of dietary sulfur. MSM helps fortify connective tissues and maintain healthy joints. It may help reduce inflammation, scavenges for free radicals, helps regulate elimination and may have anti-parasitic action.

Vitamins

* Antioxidant - The Company's antioxidant is formulated to achieve optimum results and is designed to work synergistically with our multi-vitamin and multi-mineral tablets. Antioxidants neutralize free radicals that can cause damage to cells, impairing the immune system.

* Multi Vitamin Tablets - Our multi vitamin tablets are synergistically blended to give maximum benefits.

Minerals

* Multi Mineral Tablets - Desert Health Products, Inc. multi mineral tablets contain a complete balance of easy-to-absorb minerals.

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

Chinese Herbal Products by Master Herbalist Dr. Henry Han

In 2000, Desert Health Products, Inc. introduced six unique products based on classic Chinese formulas originally developed through 3000 years of medical practice as well as current clinical and laboratory studies. These products embody Chinese medicines basic philosophy of balance, integrating prevention and treatment of illness while enhancing well being and quality of life. These products were individually formulated by master herbalist, Dr. Henry Han, who drew from over 20 years of clinical experience and research to design formulas to be agreeable to the typical body type of westerners.

* Restoring Essence IT - This product is formulated for the treatment of weakness and fatigue, or to enhance vitality and energy in healthy individuals.

* Restoring Essence II T - This product is formulated for the treatment of premature and/or accelerated aging, or for promoting youthfulness and retarding the aging process in healthy individuals.

In  1980,  a  team  of Chinese medical experts specializing in  aging-related illnesses from Longhua Hospital of Shanghai University of Traditional Chinese Medicine analyzed thousands of ancient herbal formulas that had been developed over a 1,400 year period between the Sui and Qin Dynasties (circa 500 A.D. to 1900). The researchers identified 124 classic formulas which claimed anti-aging or promoting longevity. About a dozen formulas were eventually selected and then integrated into a single formula. It was named `Restoring Essence' and put through extensive clinical and laboratory testing. The results were published, since 1983, in a series of reports in numerous medical journals involving over two thousand patients. The studies concluded that the formula has remarkable therapeutic effects on a wide range of symptoms associated with aging: weakness and fatigue, degenerative change in spine and joints, dizziness or light-headedness, frequent urination or weakened urinary control, insomnia, etc. It can also significantly improve the body's cellular immune functions, increase muscle strength, delay the occurrence of osteoporosis, and counteract the original hypertension. Laboratory studies also confirmed that the formula markedly extends the life span of lab mice and silk worms, aids body's ability to repair DNA damage and slows down the degeneration of sex organs, thymus, lung and liver cells due to aging.

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

Specialty Supplements

We use current scientific research to create our innovative specialty supplements. We search worldwide to find the naturally derived ingredients utilized to formulate these powerful products. All of these supplements contain targeted nutrition, to provide safe and effective natural remedies for common ailments.

* AlcotrolT - Kudzu extract, the main ingredient in Alcotrol, has been used widely in China and Japan to treat alcoholism.

* AsthmaCalmT - The combination of natural ingredients can aid in desensitizing a person to allergies.

* Brain BoostT - The product incorporates Phosphatidyl Serine and Ginkgo Biloba and other items that enable people to cope with today's fast pace.

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

* Ginkgo Biloba - Ginkgo Biloba has been used in Oriental medicine since ancient times for brain function.

* Glucosamine Complex - Glucosamine with Boswellinr can aid in the construction of connective tissue and help suppress pain in joints.

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

Weight Management Products

In response to the obesity epidemic in the United States and elsewhere in the world, the Company has created a line of products to assist in weight reduction and management. Our weight loss products incorporate natural ingredients, which help to reduce appetite, accelerate the metabolism, diminish carbohydrate cravings, and encourage fat loss, so permanent weight loss may be achieved.

* Weight Loss-NT - This formula incorporates Ayurvedic herbs and minerals to help control carbohydrate cravings.

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

* Aloe Vera Juice - Desert Health offers cold processed aloe juice in various flavors and aloe gel for internal and external use. Aloe properties are noted for improved digestion, burn treatment, pain and many other uses.

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

* Noni - This product grows primarily throughout the South Pacific. The fruit has been known to stimulate the immune system.

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

FemAID Products Support Systems

Designed for and by women, femAID is a comprehensive nutritional program, formulated for women of all ages, but especially for women suffering from PMS, perimenopause and menopause. Today, a growing number of women are asking for more natural products and approaches whenever possible. Although there is not a lack of products available there is a lack of guidance and support in terms of how much, when, and in what combinations supplements should be taken in order to be truly beneficial.

The femAID line has taken out the guesswork for the consumer by recommending a distinct combination of natural products for each hormonal phase women go through.

The femAID line is a combination of nutritional supplements, phyto (plant) hormones and herbs, designed by a certified nurse practitioner and a registered dietitian to help women maintain optimal health and alleviate uncomfortable symptoms resulting from hormonal and nutritional imbalance.

* Women's Basic Formula I - An optimal formula of premium vitamins, herbs, chelated minerals, antioxidants, amino acids and digestive enzymes to support women through their cycle.

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

*      Antioxidant  Formula  -  Curcuminoid  C3  Complex  and  other  Natural
  Antioxidants

*    Ashwagandha Root Extract - Ayurvedic Adaptogen and Energizer for Stress

* Bacopin and Ginkgo Complex - Supports Normal Memory Function and Reduces Absentmindedness

* Bio-Q-10 - Helps support Cardiovascular Function and a Healthy Circulatory System

*    Bio-Selenium - Supports the Body's Defense System

*    Bioperine - Supports Efficient Nutrient Absorption

*     Boswellin  and  Curcuminoids  -  Supports  Normal  Joint  Function  and
  Lubrication

*    Citrinc Forte - Support for Weight Loss Programs

*    Curcuminoids - Natural antioxidants from turmeric

*    DGL Plus GingerT - Helps maintain a healthy digestive system

* Glucosamine Plus Boswellin Blend - Supports normal joint function and lubrication

* Gugulipidc Plus Hawthorne Complex - Supports cardiovascular function and healthy circulation

*    Gugulipid Plus Lactospore - Helps maintain healthy cholesterol levels.

* Gymnema & Alpha-Lipoic Complex - Supports maintenance of normal blood sugar levels

*    Lactospore Chewables - Helps maintain healthy intestinal flora

*    Lactospore Probiotic - Helps promote healthy intestinal flora

*    Picrolivc Boswellinc Blend - Supports a healthy respiratory system

*    Premium Evening Primrose - Supports a healthy respiratory system

*    Slim & Healthy - Citrin and Chromium for Weight Loss Programs

Skin Care Products

* Intensive Mag C GelT - Intensive Mag C Gel is a powerful antioxidant which aids in cellular repair.

* Micellular Facial Cleanser - This product exfoliates, cleanses, treats and refines the skin.

* Alpha Hydroxy Gel - This product balances the pH, prevents irritation and reduces acidic acid.

* Macroemulsion Moisturizer - This product moisturizes, balances the skin's water barrier properties, and protects against environmental damage.

Pet Care Products

Desert Health Products, Inc. has researched and developed a complete line of Pet Care products for good nutrition and grooming. The philosophy behind our pet care line is to provide for the health and well being of the animal by using natural raw materials with no negative side effects. The products are formulated using such materials as Aloe Vera, active essential oils, efficacious herbs, natural emollients and other natural ingredients. Of these agents Aloe Vera is a key ingredient for the health and beauty of the animal. Only 100% natural liquid Aloe Vera is used in these products. The Aloe Vera is carefully cold processed in liquid form to preserve the efficacy of the fresh product.

* Heat Lotion - Heat Lotion contains a large percentage of aloe vera along with methyl salicylate that helps to relieve strains and sprains.

* Shampoo with Parasite Control - Works well on animals allergic to flies and parasites. It helps balance skin pH and is mild to the skin.

* Shampoo w/Bluing - This product is concentrated, safe, and aids in relief of minor irritations. It takes out yellows, grays and greens, removes dirt, oil, perspiration, and reduces matting without drying or irritating the skin.

* Aloe Coat Conditioner - This product applies natural emollients to the animal's coat leaving the coat and skin soft and shiny.

* Vet Cream - This product contains 80% pure aloe. This natural cream helps to alleviate the dry and chapped condition and promotes hair growth.

* Hoof and Nail Conditioner and Rebuilder - This cream treats animal's hooves with natural protein and lubricants in a base of aloe vera which promotes healthy growth and enhances healing. Many grooms also use this product effectively on their nails.

* Spray Bandage - The Spray Bandage applies aloe vera directly to the sound forming a light protective barrier over the area keeping the wound clean and insect free. This formula is water-resistant but can be easily removed with soap and water.

* Aloe Vera Gel - This highly concentrated product provides soothing and healing to the affected area. Use is effective for sunburns and abrasions on humans and animals.

* Pet Deodorizer and Conditioner - This product rids animals of odors by using nuetronic control. The result is fresh odor and soft coat.

* Pet wellT - This supplement contains honeybee pollen and amino acids, along with fiber, vitamins and minerals for a balance of essential needs. This product was designed to meet the nutritional needs of pets of all ages, sizes, and physical conditions. It helps to maintain proper body weight, energy and metabolism.

Water Purification

Desert Health Products, Inc. provides ten above and below counter water purification systems along with support documents and replacement parts.

Benefits and Features:
*    Cost effective

*    Controls bacterial growth

*    Easily installed

*    Low maintenance

*    Compact designs

*    Multi purpose

*    Simple

*    Limited one year warranty

*    Great tasting water

Manufacturing and Packaging

      Desert Health leases its facility located in Scottsdale, Arizona. This facility is equipped with "bottling," "cartoning," and shipping ability.

Marketing and Distribution Strategies

      In contrast with nationally advertised brand manufacturers, which focus primarily on the consumer, Desert Health's strategy is to build relationships with distributors and retail operations, primarily in Europe and Asia. Since the cost to a distributor or retailer of Desert Health's branded products and the retailer's private label products are generally lower than that of advertised brand products, the product itself is retailed at a lower price than the advertised brand products.

Global Sales

      Desert Health intends to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that "American made" pharmaceutical products are the safest and highest quality products available. During the past few years, Desert Health has developed various export markets and established relationships with distributors in the Middle East (primarily Egypt), Europe, and Asia. Recently Desert Health announced the opening of its new facility in Beijing, China.

     Through the support of the U.S. Department of Commerce in numerous countries and direct on-site trade shows in the US and internationally, the Company has signed contracts for sales and marketing in Europe, the Middle East and Asia with more soon to be signed. The Company's complete product lines and services are presented at all the shows including unique herbal products formulated by Master Herbalist, Dr. Henry Han, formulations by Dr. Glenn Miller and specialized products formulated by Dr. Dennis Harris. New leads and inquiries continue to be received weekly from international trade shows attended in the past three years.

     In  August  2000  Desert  Health entered  into  a  5  year  distribution agreement with Silmarc Pharma s.r.l in Italy. Desert Health received approval from Italy's Ministry of Health for a number of the Company's nutritional products, including Grape Seed, Glucosamine Complex, Beepollen, OsteoDense Plus and Hawaiian Noni.

     Desert Health's newly established Beijing China office registration is completed. Selected items from the Company's product lines are in process of being registered for sales in China. The launching of the Company's aloe vera drinks will be in March 2001 with interest already being shown by one of China's top aloe distributing companies.

     Desert Health's agreement in principal with Everfill.com to market pharmaceutical items in the Business-to-Business and Business-to Customer fields did not result in a final agreement and has not produced the anticipated  results. Therefore, the Company has entered  into  an  agreement
with   technical  specialist,  Mr.  Nicholas  Simak,  to  oversee   supplying
pharmaceutical products such as lidocaine. Also, Mr. Simak will be instrumental in packaging these products for groups in both the U.S. and international marketplace.

     The Company has increased its line of products. The Company has obtained exclusive rights for Dr. Harris' Original Perfect FeetT, a unique product that shows remarkable results for persons with diabetes. Additionally, the Company has the international rights for Dr. Harris' Original Snore ReliefT and Dr. Harris' Original Allergy ReliefT products.

Industry Overview

     The worldwide market for natural dietary supplements is substantial. According to NUTRITION BUSINESS JOURNAL, approximately 30 Billion dollars were spent in the United States for non-prescription, plant-derived dietary supplements, with sales, according to the BOSTON GLOBE, having increased over 20% annually in the last few years. In addition, according to THE WALL STREET JOURNAL EUROPE, approximately $18 billion was spent in Europe for prescription and over-the-counter multi-molecule, plant-derived products. Asia, according to the U.S. Department of Commerce, is one of the fastest growing markets for natural and herbal products with U.S. produced items increasing in acceptance.

Source and Availability of Raw Materials

      The principal raw materials used in the manufacturing process are natural ingredients purchased from manufacturers primarily in the United
States, with certain materials imported from other countries. Desert Health purchases its raw materials from numerous sources. Although one of the Company's suppliers individually accounted for approximately 45% of the total purchases in 1999 and 2000, Desert Health believes that the materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations. No other supplier accounts for more than 10% of Desert Health's raw material purchases.

Quality Control

      Tablets and capsules are purchased from manufacturing operations which include modern quality control laboratories and testing facilities. When products are ready for bottling, automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap which includes a tamper-resistant inner seal, affixes a label and adds a tamper-resistant outer safety seal. All of this is done according to Good Manufacturing Practice regulations (GMP) for dietary supplements.

Major Customers

      Desert Health's active customer base approaches 30 customers. The Company's largest customer accounted for 38% of sales during fiscal 2000. In 1999, the Company's largest customer accounted for 62% of sales. If this customer, or any of the Company's other major customers substantially reduce their volume of purchases from Desert Health, results of operations could be materially adversely affected.

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

      Desert Health believes that there are also numerous companies competing for nutritional product lines in its geographical markets. As most companies are privately held, the Company is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in brands. Since Desert Health has recently begun generating revenues, most competitors are substantially larger than Desert Health and have greater financial resources. Desert Health derives a competitive benefit of having spent several years establishing import rights into various countries in Europe and Asia.

International Sales

      Sales of the Company's products outside of North America represented approximately 78%, 95%, and 99% of the Company's sales in fiscal 2000, 1999, and 1998, respectively. The Company expects that international sales will continue to represent a significant portion of its sales. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical ingredients, currency exchange fluctuations, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international distributors and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

Government Regulation

     The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States

Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which Desert Health's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. ("USP") and other voluntary standard organizations.

     The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that the Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by the Company to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or relabeling to delete such statements.

     DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. The Company believes that its facilities and those of independent third party manufacturers have completed significant facility renovations that should allow the Company to comply with the new regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which could have a material expense to the Company.

     The Company's products which are sold in Canada are further subject to Canadian government regulation under that country's Food and Drug Act and the regulations thereunder (the "Canadian Act"), which includes regulatory approvals of applicable products through a drug identification number ("DIN") and general proprietary number ("GP") by Health Canada. The loss of a particular DIN or GP would adversely affect the Company's ability to continue to sell the particular product to which the DIN or GP was assigned. Material non-compliance with the provisions of the Canadian Act may result in the loss of a DIN or GP or the seizure and forfeiture of the particular products, which are sold in non-compliance with the Canadian Act.

     In addition, the Company cannot predict whether new legislation or regulations governing the Company's activities will be enacted by legislative bodies or promulgated by agencies regulating the Company's activities, or what the effect of any such legislation or regulations on the Company's business would be.

Trademarks

     Desert Health owns trademarks registered with the United States Patent and Trademark Office and with agencies in certain other major jurisdictions of the world for its Desert Health, Fem Aid, LaVraie, RPI, PsoriClear, and Enhanced Performance II brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. Desert Health believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. Desert Health vigorously protects its trademarks against infringement.

Research and Development

     Desert Health does not conduct primary research for the development of new ingredients. Instead, Desert Health's research efforts are focused on developing new products in response to market trends and consumer demands. Desert Health's staff also continually reformulates existing Desert Health products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

     Desert Health believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived "fad" items, the Company is able to anticipate significant consumer demand for certain types of products. The Company develops high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products, as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of significant funds by the Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulation and packaging.

Product Liability

      Desert Health, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims. Accordingly, Desert Health maintains product liability insurance coverage and requires each of its suppliers to carry product liability insurance covering the Company. While management believes that its insurance coverage is adequate, there can be no assurance that any judgment against the Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on the Company.

Employees


      As of December 31, 2000, we had 6 full time employees. The six employees are located at our headquarters in Scottsdale. As of March 31, 2001 the Company added an additional 2 employees located in Desert Health's offices in Beijing, China. None of our employees are subject to any collective bargaining agreement.

      Our proposed personnel structure can be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work load demands.

     We are dependent upon the services of Johnny Shannon, Chairman of the Company and President. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Shannon or our inability to attract and retain other qualified employees could have a material adverse effect on us.

Additional Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission.
Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov). In addition, information can be obtained from the Company's website at www.deserthealth.com

ITEM 2.   PROPERTIES

     The Company's main offices are located at 8221 E. Evans Rd., Scottsdale, Arizona and its telephone number is (480) 951-1941, Fax No. (480) 661-7163, Email address: info@deserthealth.com, Web site : www.deserthealth.com. The facility is a leased 11,000 square foot facility utilized in the following manner: a) administrative offices, b) filling, packaging and bottling, c) storage, and d) shipping and receiving. These headquarters are adequate for marketing efforts domestically and internationally. The Company anticipates it may require additional space in the future, but anticipates no difficulty in obtaining such space in its immediate vicinity at favorable rates. The Company pays rent at the rate of $9,129.26 per month. We have an additional office in Beijing, China in the Dongcheng District. We pay $631 per month lease payment for our Beijing office.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Company or any of its properties is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2000.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "DHPI". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the OTC:BB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                              Average Low               Average High
August 2000                      $0.75                      $1.88
September 2000                   $0.75                      $1.50
October 2000                     $0.50                      $1.03
November 2000                    $0.59                      $1.00
December 2000                    $0.38                      $1.06
January 2001                     $0.66                      $1.34
February 2001                    $0.53                      $1.02

     As of March 1, 2001, we had approximately 326 stockholders of the 8,192,971 shares outstanding.

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

RISK FACTORS AND CAUTIONARY STATEMENTS

      This  report contains forward-looking statements within the meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

     As a result of our deficiency in working capital at December 31, 2000 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

     Desert Health Products, Inc., an Arizona corporation (the "Company") was formed in 1991. Desert Health is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label)
vitamins and nutritional supplements. The Company is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States and Europe to assist in the treatment of a variety of diseases and physical conditions.

     Desert Health Products, Inc.'s efforts in the fourth quarter continued to center on aggressively expanding its abilities to penetrate the European and Asian marketplaces. As part of this expansion, the Company completed the process of establishing an office and distribution facility in Beijing, China. The Company is currently working to establish a distribution facility in Holland. The Company continued its development and expansion program via on-site shows and education programs for specific countries. In September 2000, Thor Lindvaag and Dr. Dennis Harris, presented seminars throughout Europe introducing Dr. Harris' Original Snore Formula to the foreign market.

Results of Operations

     Period from January 1, 2000 to December 31, 2000

     Revenues. Revenues for the year ended December 31, 2000 were $217,905, a decrease of $35,966 or 14% from $253,871 for the year ended December 31, 1999. This decrease was principally attributable to our largest customer reducing purchases in 2000. Desert Health concentrated substantial efforts on the Everfill.com relationship; however, this effort generated minimal results, thus costing revenues in other potential revenue generating areas. The Company continued its efforts in 2000 in establishing distribution outlets in Europe and Asia.

      General and Administrative. General and administrative, legal and consulting expenses for the year ended December 31, 2000 were $1,464,056 which was an increase over the $640,515 for the year ended December 31, 1999. This increase was primarily the result of increased expenses related to: (i) going public, and (ii) common stock issued in lieu of cash payments to employees and consultants. Amortization for the year ended December 31, 2000 was $481,699, which was an increase of $469,225 over $12,474 for the year ended December 31, 1999. This increase in amortization was the result of amortizing the cost incurred in acquiring the reporting company into which the Company completed its 12g-3 merger, thus allowing Desert Health to be publicly traded.

      Net loss for the Company was $1,468,195 for the year ended December 31, 2000 as compared to net loss of $588,086 for the year ended December 31, 1999. This increase was the result of increasing activity and related additional expenses discussed above associated with going public.

Liquidity and Capital Resources

      As indicated in the Company's financial statements attached, the Company's gross revenue was not sufficient to meet its operating expenses for the year ended December 31, 2000. In addition, as of December 31, 2000, the Company's current liabilities exceeded its current assets by $123,668. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management believes agreements entered into subsequent to year end December 31, 2000, will provide the Company with additional cash and liquidity to sustain operations.

     The receipt of funds to the Company from Private Placement Offerings and loans obtained through private sources are anticipated to offset the near term cash requirements of the Company. Since inception, the Company has financed its cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As the Company continues its marketing activities in Europe and China, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide its working capital. Although cash expenses relating to the Company being public will continue, the significant expenditures incurred by the Company in 2000 for going public, approximately 33% of the Company expenses, are not recurring expenses.

     Over the next twelve months, the Company intends to increase its revenues by releasing new products under development to its target markets. However, the Company will continue to increase the number of its employees, and expand its facilities where necessary to meet product development and completion deadlines. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. The down turn in the capital market will substantially impact the Company's ability to sell securities in planned amounts and in turn its ability to meet its capital requirement. In either case, the financing could have a negative impact on the financial condition of the Company and its Shareholders.

Costs Associated with Year 2000 Problem

      The Company has incurred minimal expenses associated with the Year 2000 Problem. The Company's computer equipment was of recent vintage, and thus unaffected by the Year 2000 Problem. Further, there were no vendors, manufacturers, or distributors known to the Company that suffered Year 2000 Problems.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

        Name            Age                       Title
Johnny Shannon          64   Chief Executive Officer, Chairman, President,
                             and Director
Georgia Aadland         63   Secretary/Treasurer and Director
Thor Lindvaag           53   Director, Sr. Vice President of International
                             Marketing
Lawrence G. Olson       59   Director
William T. Walker Jr.   68   Director

Duties, Responsibilities and Experience

Johnny Shannon has been President and a Director of the Company since 1996. From 1991 - 1996 Mr. Shannon was at various times a Director of Baywood International, Inc., a publicly traded corporation and was a major shareholder in that corporation.

Georgia Aadland. has been Secretary/Treasurer of the Company since 1997 and a Director of the Company from 1991 to 1996 and from 1998 to present. From 1991
- 1996 Ms. Aadland was a director, corporate secretary, office manager, and Vice President of Operations of Baywood International, Inc.

Thor Lindvaag. Director and Senior Vice President of International Marketing of the Company since 1996. 1991 - 1996, Mr. Lindvaag was President of Trim & Fit International; 1988 - 1991 was Managing Director of Arizona Health Holding.

Lawrence G. Olson, Director of the Company, is currently an officer and director of Olson Precast of Arizona, Inc. Mr. Olson has been a director of several public companies, including the Phoenix National Bank. Mr. Olson graduated from the School of Engineering at the University of Southern California in 1959.

William T. Walker, Jr. Director of the Company, has over forty years of experience in the capital markets industry. Mr. Walker has been a member of the board of the Securities Industry Association, Chairman of the California District Securities Industry Association, Governor of the Pacific Stock Exchange, President of the Bond Club of Los Angeles, and a member of the American Stock Exchange Advisory Committee. Mr. Walker graduated from Culver Military Academy and attended Stanford University and served in the United States Air Force.

LIMITATION OF LIABILITY OF DIRECTORS

The By-laws of the Company provide as follows: "Except as hereinafter stated otherwise, the Corporation shall indemnify all of its officers and directors, past, present and future, against any and all expenses incurred by them, and each of them including but not limited to legal fees, judgments and penalties which may be incurred, rendered or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as Officers or Directors of this Corporation."

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The  Board of Directors does not have a Compensation Committee.   Johnny
Shannon, President and Chairman, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2000, the Board of Directors, through the Chairman and President, reviewed and approved the compensation of our executive officers.

     Loans. From time to time our Board of Directors may approve loans to our officers and employees. The amounts and timing of these loans are based on our financial position at the time of grant and made at the sole discretion of the Board of Directors. In fiscal 2000, our Board of Directors granted three loans with principal amounts totaling $251,198.26 to our officers, directors and employees. These loans are demand notes and bear interest at a rate of 8.5% per annum.

     Overall   Policy;   Significant  Factors.   During  fiscal   2000,   the
compensation decisions made by the Board of Directors in respect to our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

           Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Desert Health executive officers and directors, and persons who beneficially own more than ten percent of Desert Health's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Desert Health with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Desert Health and written representations from Desert Health executive officers and directors, Desert Health believes that during fiscal 2000 all forms 3 and 4 were filed on a timely basis for Desert Health executive officers and directors. Form 5 for Mr. Shannon was filed late.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's executive officers and directors during each of the fiscal years since inception of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation exclusive of loans footnoted herein.

Summary Compensation Table

                                                              Long Term
                             Annual Compensation             Compensation
 Name and Principal                        Other Annual  Restricted
      Position         Year  Salary  Bonus Compensation     Stock    Options
Johnny Shannon (1)     2000    0       0        $112,777      0         0
CEO, Chairman,
President and
Director
                       1999    0       0               0   50,000       0
                       1998    0       0               0     -0-        0

Georgia Aadland        2000    0       0         $38,500      0         0
Secretary/ Treasurer
                       1999    0       0         $28,000   80,400       0
                       1998    0       0          $5,450      0         0

Thor Lindvaag (2)      2000    0       0         $56,894      0         0
Director, Vice
President of
International
Marketing
                       1999    0       0               0   50,000       0
                       1998    0       0       $2,307.69      0         0

Lawrence G. Olson      2000    0       0               0      0         0
Director
                       1999    0       0               0   50,000       0
                       1998    0       0               0      0         0

Ray Quadt (3)          2000    0       0               0      0         0
Previous Director
                       1999    0       0               0   50,000       0
                       1998    0       0               0      0         0

William T. Walker,Jr   2000    0       0          $5,000   25,000       0
Director
                       1999    0       0               0   25,000       0
                       1998    0       0               0      0         0

(1) A loan at below market interest was received by Johnny Shannon in the sum of 244,998.26 for year ended December 31, 2000, and the sum of $208,507.75 for the year ended December 31, 1999.
(2) A loan at below market interest was received by Thor Lindvaag in the sum of $3,000 for year ended December 31, 2000, and the sum of $24,760.30 for the year ended December 31, 1999.
(3) Mr. Quadt resigned from the Board of Directors in 2000 for health reasons.

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 10% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

       Name of Beneficial Owner (1)             Number         Percent
                                              of Shares     Of Class (2)
Johnny Shannon (4)                                  50,000              1%
JDS Investments LP (3)                           3,843,950             48%
Georgia Aadland                                    230,400              3%
Thor Lindvaag                                      200,000              2%
Lawrence G. Olson                                  102,500              1%
William T. Walker, Jr.                              50,000              0%
                                             -------------  --------------
All Directors & Officers as a Group              4,476,850             55%
                                             -------------  --------------
(1)  As  used in this table, "beneficial ownership" means the sole or  shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this  table,  a  person is deemed, as of any date, to  have  "beneficial ownership" of any security that such person has the right to acquire within
     60 days after such date.
(2)  Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%.
(3)  Shares controlled by Johnny Shannon President of the Company.
(4)  JS Holds 1,000,000 shares of Preferred stock with 10:1 preferential voting rights.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Director/Officer Contract Labor: Three Officers and Directors of Desert
Health received compensation as contract labor in lieu of salary. In 1998 and 1999, Mr. Shannon did not receive either salary or compensation as contract labor. In 2000, Mr. Shannon received $112,777.01. Thor Lindvaag did not receive either salary or compensation as contract labor in 1998 or 1999;
however, Mr. Lindvaag received $56,893.99 in 2000. Georgia Aadland received compensation as contract labor of $5,450 in 1998, $28,000 in 1999, and $38,550 in 2000.

      Loans: Two of the Officers and Directors of Desert Health received, collectively, a total of $247,998.26 in loans at 8.5% in 2000, and $233,268.05 in loans at 8.5% in 1999.


     Insider   Relationships:   Jonathan  Gotcher,  Vice   President/Internet
Development  and  Marketing, is the grandson of our Chairman  and  President,
Johnny Shannon. In fiscal 2000, our Board of Directors granted Mr. Gotcher  a
$3,200 loan bearing interest at 8.5% per annum.

     Affiliate  Company: The Company is affiliated with another  corporation,
Royal  Products,  to  whom  the  Company sells product,  advances  money  for operating expenses and subleases the Company's facilities on a month-to-month basis.  These  two  companies  have  a common  majority  shareholder,  Johnny
Shannon.  For the years ended December 31, 2000 and 1999, a total  of  $9,857 and $12,086, respectively, have been advanced to the related entity.

     On January 25, 2000, Desert Health entered into an agreement with Johnny
Shannon, Chairman of Desert Health, wherein Shannon received 1,000,000 shares of  preferred stock of Desert Health with 10:1 voting rights, in exchange for
all   of   Mr.  Shannons'  interest  in  copyrights,  trademarks  and   other
intellectual  property rights pertaining to nutritional  products  and  herbs relating to Desert Health's business.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Independent Auditors  Report                        F-1
          2.   Financial Statements:
                    Balance Sheet                                  F-2
                    Statement of Operation                         F-3
                    Statement of Changes in Stockholders'          F-4
                    Statement of Cash Flows                        F-5
                    Notes to Consolidated Financial StatementsF-6 - F-10

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     2.   During the fiscal year 2000, the Company filed the following 8-Ks.
               8-K filed December 6, 2000
               8-K filed October 31, 2000
               8-K filed July 6, 2000
               8-K Filed March 15, 2000
               8-K filed February 10, 2000

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
               None


     4.   Exhibits

Exhibit                               Description
Number
(1)          N/A
(2)*         Acquisition Agreement and Plan of Merger with Intercontinental
                    Capital Fund, Inc. (Incorporated by reference)
(3)(i)       Articles of Incorporation
             (a)   Articles  of  Incorporation for Desert Health  Products,
                    Inc.
             (b)   Amended  Articles  of Incorporation  for  Desert  Health
                    Products, Inc.
(3)(ii)      Bylaws
             (a)   Bylaws of Desert Health Products, Inc.
(4)          Instruments defining the rights of security holders:
(4)(i)       (a)   Articles  of  Incorporation for Desert Health  Products,
                    Inc.
             (b)   Amended  Articles  of Incorporation  for  Desert  Health
                    Products, Inc.
             (c)   Bylaws of Desert Health Products, Inc.
(5)          N/A
(8)          N/A
(9)          N/A
(10)         Material Contracts
             (a)** Separation  and  Distribution Agreement  between  Desert
                    Health  Products, Inc. and Royal Phoenix. (Incorporated
                    by reference)
             (b)   Product  Marketing  and Distribution  Agreement  between
                    Desert Health Products, Inc. and GH Associates, Inc.
             (c)   Agreement regarding Dr. Harris's Original Diabetic  Feet
                    Formula
             (d)   Exclusive  Distribution Agreement between Desert  Health
                    Products, Inc. and Silmarc Pharma s.r.l in Italy.
             (e)   Product  Marketing  and Distribution  Agreement  between
                    Desert Health Products, Inc. and Snore Formula Inc.
             (f)   Modification   of   Contract   between   Desert   Health
                    Products, Inc. and Snore Formula Inc.
(11)         N/A
(13)         N/A
(15)         N/A
(16)         N/A
(17)         N/A
(18)         N/A
(19)         N/A
(20)         N/A
(21)         N/A
(22)         N/A
(23)         Consent of Desert Health's Auditor
(24)         N/A
(25)         N/A
(26)         N/A
(99)         Cautionary Statement Regarding Forward Looking Statements
*    Filed in an 8-K on March 15, 2000
**   Filed in an 8-K on October 31, 2000


                                 SIGNATURES

      Pursuant  to the requirements of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.            DATED: March 31, 2001



By:/s/ Johnny Shannon
     Johnny Shannon
     President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Johnny Shannon            President                March 31, 2001
Johnny Shannon

/s/ Georgia Aadland           Secretary/Treasurer      March 31, 2001
Georgia Aadland

/s/ Thor Lindvaag             Director                 March 31, 2001
Thor Lindvaag

/s/ Lawrence Olson            Director                 March 31, 2001
Lawrence G. Olson

/s/ William Walker            Director                 March 31, 2001
William T. Walker, Jr.


                        Independent Auditor's Report



Board of Directors and Stockholders
Desert Health Products, Inc.


I have audited the accompanying balance sheets of Desert Health Products, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Health Products, Inc.
as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has suffered substantial recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



James E. Raftery, CPA, PC

February 18, 2001
Mesa, Arizona

                        DESERT HEALTH PRODUCTS, INC.
                               BALANCE SHEETS
                                December 31,

                                              2000              1999
                                  ASSETS
Current Assets
Cash                                        $    86,212          $ 124,603
Accounts receivable                                  22             26,630
Note(s) receivable                              635,904            360,577
Interest receivable                              45,000
Inventory                                       140,205            131,462
Prepaid expenses                                    734             25,000
                                            -----------       ------------
Total Current Assets                            908,077            668,272

Property and Equipment, net                      72,087             70,700

Other Assets
Cash                                             10,000                  -
Investments                                           -             11,177
Intangibles, net                              1,581,825            390,125
Deposits                                         10,000             10,000
                                          -------------      -------------
                                              1,601,825            411,302
                                          -------------       ------------
                                          $   2,581,989      $   1,150,274
                                          =============      =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $   203,317         $  127,059
Deferred revenue                                 90,201         $        -
Advances                                              -              1,000
Interest payable                                 46,506             11,309
Loans payable                                   691,922            272,193
                                           ------------      -------------
Total Current Liabilities                     1,031,946            411,561


Stockholders' Equity                          1,550,043            738,713
                                          -------------      -------------
                                          $   2,581,989      $   1,150,274
                                          =============      =============

             See accompanying notes to the financial statements

                         DESERT HEALTH PRODUCTS, INC
              STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          Years Ended December 31,

                                              2000             1999
Revenue                                    $    217,905      $    253,871

Cost of sales                                   154,377           183,351
                                         --------------      ------------
Gross Profit                                     63,528            70,520

Operating Expenses                            1,464,056           640,515
                                          -------------      ------------
Loss from operations                        (1,400,528)         (569,995)

Other income (expense)
Interest expense                               (48,814)          (20,221)
Interest income                                  45,416             2,025
Loan inducement fees                           (64,969)                 -
Miscellaneous income                                700               105
                                          -------------      ------------
                                               (67,667)          (18,091)
                                          -------------       -----------
Net Loss before provision for income
taxes                                       (1,468,195)         (588,086)

Provision for income taxes
Deferred tax benefit (expense)                        -          (31,926)
                                          -------------       -----------
Net Loss                                    (1,468,195)         (620,012)

Beginning accumulated deficit                 (822,431)         (202,419)
                                         --------------       -----------
Ending accumulated deficit                $ (2,290,626)      $  (822,431)
                                          =============       ===========
Earnings per common share                  $    (0.182)      $    (0.095)
                                          =============      ============

             See accompanying notes to the financial statements

                        DESERT HEALTH PRODUCTS, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                          Years ended December 31,

                                  Common Stock         Preferred Stock
                                    Par Value             Par Value
                                Shares   $.001 sh     Shares    $.001 sh
Balances, December 31, 1998   4,309,900     $ 4,310     5,000          $ 5

Common shares issued in 1999
to:
Officers for expenses           900,000         900         -            -
Employees for services          100,000         100         -            -
Consultants for services        848,000         848     5,000            5
Others for cash                 764,621         764   365,000          365
Shareholder stock                     -           -         -            -
subscription receivable               -           -         -            -
Net loss for year ended
December 31, 1999                     -           -         -            -
                              ---------      ------ ---------    ---------
                                      -
Balances,  December 31, 1999  6,922,521       6,922   375,000          375

Common shares issued in 2000
to:
Acquisition of intangibles      169,467         170   899,000          899
Fees                            475,012         475         -            -
Cash                            500,000         500         -            -
Shareholder stock                     -           -         -            -
subscription receivable               -           -         -            -
Net loss for year ended               -           -
December 31, 2000                                           -            -
                              ---------     ------- ---------     --------
Balances, December 31, 2000   8,067,971     $ 8,068 1,274,000       $1,274
                              =========     ======= =========    =========


                        DESERT HEALTH PRODUCTS, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                          Years ended December 31,
                                 (CONTINUED)
                      Additional      Stock      Accumulated     Total
                       paid-in     subscription    Deficit
                       Capital      receivable
Balances, December
31, 1998                $274,282              -    $(202,419)     $76,178

Common shares issued
in 1999 to:
Officers for                   -              -             -         900
expenses
Employees for                  -              -             -         100
services
Consultants for
services                   4,995              -             -       5,848
Others for cash        1,275,570              -             -   1,276,699
Shareholder stock              -              -             -           -
subscription                   -        (1,000)             -     (1,000)
receivable
Net loss for year                                                       -
ended
December 31, 1999              -              -     (620,012)   (620,012)
                       ---------     ----------   -----------  ----------
Balances,  December
31,  1999              1,554,847        (1,000)     (822,431)    $738,713

Common shares issued
in 2000 to:
Acquisition of
intangibles            1,075,469
Fees                     475,012              -             -       5,848
Cash                     500,000              -             -     500,500
Shareholder stock              -              -             -           -
subscription                   -        227,000             -     227,000
receivable
Net loss for year
ended                                                                   -
December 31, 2000              -              -   (1,468,195) (1,468,195)
                      ----------       --------    ----------  ----------
Balances,  December
31,  2000             $3,605,328       $226,000  $(2,290,626)  $1,550,043
                      ==========      =========   ===========  ==========

             See accompanying notes to the financial statements


                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                          Years Ended December 31,

                                                  2000           1999
Cash Flows from Operating Activities
Cash received from customers                    $  334,714      $  227,241
Interest income                                     45,416           2,025
Miscellaneous income                                   700             105
Cash paid to suppliers and employees           (1,039,302)       (804,947)
Loan inducement fees                              (64,969)               -
Interest expense                                  (48,814)         (8,912)
                                              ------------       ---------
Net Cash Provided (Used) in Operating
Activities                                       (772,255)       (584,488)

Cash Flows from Investing Activities
Purchase of furniture and equipment               (14,649)        (72,781)
Purchase of intangibles                        (1,665,414)       (257,391)
Increase in notes receivable                     (275,327)       (289,547)
Purchase of marketable securities                        -        (11,177)
                                              ------------      ----------
Net Cash Provided by Investing Activities      (1,955,390)       (630,896)

Cash Flows from Financing Activities
Issuance of common and preferred stock               2,044       1,231,797
Increase in stock subscription receivable          227,000               -
Increase in additional paid in capital           2,050,481               -
Increase in loans                                  419,729          90,005
                                              ------------      ----------
Net Cash Provided (Used) by Financing
Activities                                       2,699,254       1,321,802

Net Increase (Decrease) in Cash and Cash
Equivalents                                       (28,391)         106,418

Beginning Cash and Cash Equivalents                124,603          18,185
                                              ------------      ----------
Ending Cash and Cash Equivalents                 $  96,212      $  124,603
                                              ============      ==========

             See accompanying notes to the financial statements

  Reconciliation of Changes in Net Operations to
  Net Cash Used
        by Operating Activities:
   Loss from operations                           $(1,468,195)    $(620,012)
   Adjustments to reconcile change in loss from
  operations to
   net cash provided (used) by operating
  activities:
   Depreciation                                        13,262         4,353
   Amortization                                       483,891        12,474
   (Increase) decrease in operating assets
   Accounts receivable                                 26,608      (26,630)
   Inventory                                          (8,743)      (12,165)
   Interest receivable                               (45,000)             -
   Deferred tax benefit                                     -        31,926
   Prepaid expense                                     24,266      (25,000)
   Increase (decrease) in operating liabilities
   Accounts payable                                    76,258             -
   Deferred revenue                                    90,201             -
   Interest payable                                    35,197        50,566
                                                   ----------     ---------
        Net Cash Provided (Used) by Operating
  Activities                                       $(772,255)    $(584,488)
                                                  ===========    ==========

   Non-cash transactions
     Issuance of stock for investment                      $-       $50,800
     Issuance of stock for intangibles             $1,550,481            $-

                        DESERT HEALTH PRODUCTS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This  summary  of significant accounting policies of Desert Health  Products,
Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principals and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company was incorporated in the state of Arizona on July 21, 1991 to develop dietary supplement products from natural plant extracts. The Company is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States, Europe and Asia to treat a variety of diseases and physical conditions. The Company identifies and quantifies the properties within plant resources that are believed to provide therapeutic or other health benefits and to produce dietary supplements.

On  February 9, 2000 the Company acquired Intercontinental Capital Fund, Inc.
(ICP) in a reverse acquisition merger. ICP is a reporting public shell with no material assets or liabilities and no operations. This acquisition has given the Company the ability to access capital funding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Inventories

Inventories consist primarily of health food supplements and vitamin products and are stated at the lower of cost (first-in, first-out) or market value.

Depreciation

Depreciation is computed by using the straight-line method for financial reporting purposes and the accelerated cost recovery method for federal income tax purposes. Depreciation expense for financial reporting purposes was $13,262 and $4,353 for the years ended December 31, 2000 and 1999, respectively.

Intangible Assets

Intangible assets consist of costs of developing web site, trademark, registrations and other general intangibles and are being amortized at a straight-line rate of three to five years.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

                        DESERT HEALTH PRODUCTS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - NOTES RECEIVABLE

                                                2000          1999
  Notes  receivable to various  individuals.
  Interest was imputed at the rate of 8.5%.
                                               $ 635,904     $ 360,577

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized.

Property and equipment are summarized by major classifications as follows:

                                                2000          1999
  Equipment, 3-7 year life                     $  90,292      $ 75,643
  Less: Accumulated Depreciation                (18,205)       (4,943)

                                                $ 72,087     $  70,700

NOTE D -LONG TERM DEBT

Long-term notes payable consists of the following: at December 31,

                                                2000          1999
  Demand    notes   payable    to    various
  individuals bearing interest rates  of  8%
  to  15%  secured by major  assets  of  the
  Company and personally guaranteed  by  the
  major  shareholder of the Corporation.   A
  note  to  the  bank  for  $5,154  is  also
  secured  by  a certificate of  deposit  of
  $10,000.  Due and payable on demand.
                                              $  691,922    $  272,193

                        DESERT HEALTH PRODUCTS. INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

NOTE E - INCOME TAXES

The Company has loss carryforwards totaling $2,206,647 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

               2016                   $       3,377
               2017                          86,270
               2018                          17,000
               2019                         600,000
               2020                       1,500,000
                    Total                $2,206,647

Taxable losses for the years ending December 31, 2000 and 1999 are estimated to be $1,500,000 and $600,000, respectively. Ordinarily, the Company would record an extraordinary item in each year, representing the deferred tax benefit that could be realized when those tax losses are applied against future taxable income. We estimate the extraordinary item would be $600,000 and $235,000 for the years ended December 31, 2000 and 1999, respectively. However, the deferred tax benefit would only be realized in future years with taxable income. Any future tax benefit that might be realized has been offset by a 100% allowance due to the uncertainty regarding the Company's ability to continue as a going concern.

NOTE F  - STOCKHOLDER'S EQUITY

The Company is affiliated with another corporation to whom they sell product, advance money for operating expenses and sublease their operating facilities on a month-to-month basis. These two companies have a common majority shareholder. For the years ended December 31, 2000 and 1999, a total of $9,857 and $12,086, respectively, have been advanced to the related entity.

NOTE G - CONCENTRATIONS

For the years ended December 31, 2000 and 1999, a significant volume of sales were concentrated with three and one vendor(s), respectively. Of the total revenue for the year, 55% and 63% or $119,218 and $144,095 was received from those sources.

NOTE H - GOING CONCERN

As indicated in the accompanying financial statements, the Company's gross revenue is not sufficient to meet its operating expenses for the year ended December 31, 2000. Additionally, as of that date the Company's current liabilities exceeded its current assets by $123,668. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management of the Company has developed the following plan to reduce its liabilities and increase its gross revenues.

Management believes the agreements entered into as described in Note I will bring liquidity and profitability to the Company in the coming year. They believe rights to this product, and other products they are negotiating for, will bring significant volume and profitability. They also feel the marketing rights and potential royalties should be extremely profitable for several years.

                        DESERT HEALTH PRODUCTS. INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

NOTE H - GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon the aforementioned ability to raise additional outside capital and/or significantly increase its market share to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE I - SUBSEQUENT EVENTS

     Subsequent to December 31, 2000 the Company entered into two agreements, one of which gives the Company exclusive distributing rights worldwide, except for the U.S., its territories and Canada, for certain health products. For these rights, the Company will pay $50,000 and 100,000 shares of its common stock. Additionally, the Company sold 10% of the above agreement to a company in Holland. As consideration for the purchase, the Holland company will invest $250,000 to be used to assist in the initial financing for the international sales and marketing efforts of Dr. Harris' Original Perfect Feet. To date, the Company has received $90,000 towards the fulfillment of the purchase price. The Holland company will receive varying royalties from $1.25 to $2.00 per set from all sales of Dr. Harris' Original Perfect Feet for a term of 10 years.

     In March 2001 the Company established an office in Beijing, China for the sale and distribution of Desert Health Products.

NOTE J - COMMITMENTS

The Company conducts its operations from facilities under a three year noncancelable operating lease expiring January 31, 2003. The following is the future minimum rental payments as of December 31, 2000:

          Year Ending
          December 31,                  Amount
               2001                $    109,285
               2002                     112,837
               2003                       9,403

                                   $    231,525