Form 10QSB
period 2001-03-31
DESERT HEALTH PRODUCTS INC
filed 2001-05-21
CIK 1097570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2001   Commission file number   000-27931




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

                             Yes   X     No   __


As of May 15, 2001, there were 8,192,971 shares of common stock outstanding.

                                    INDEX

                        DESERT HEALTH PRODUCTS, INC.
                            FOR THE QUARTER ENDED
                               MARCH 31, 2001

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet                                           3

               Statement of Operations                                 4

               Statement of Cash Flow                                  5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          6-7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       8

     Item 2.   Changes in Securities                                   8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        8

     Item 5.   Other Information                                       8

     Item 6.   Exhibits and Reports of Form 8-K                        8

     SIGNATURES                                                        9


                        DESERT HEALTH PRODUCTS, INC.
                             BALANCE SHEET AS OF
                               MARCH 31, 2001
                                 (unaudited)

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                  ASSETS
Current Assets
       Cash                                                $        11,922
       Interest Receivable                                          45,000
       Prepaid Expenses                                             50,734
       Notes Receivable                                            625,821
       Inventory                                                   134,073
                                                             -------------
Total Current Assets                                        $      867,550
                                                            --------------
Property and Equipment, Net                                 $      107,964
                                                            --------------
Other Assets
         Intangibles net of Amortization                    $    1,440,284
         Deposits                                                   10,000
         Other                                                      10,000
Total Other Assets                                               1,460,284
                                                            --------------
TOTAL ASSETS                                                $    2,435,798
                                                            ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts Payable                                   $      163,036
         Deferred Revenue                                           90,201
         Interest Payable                                           35,200
         Loans Payable                                             865,196
                                                             -------------
Total Current Liabilities                                   $    1,153,633
                                                             -------------
Stockholders' Equity
         Common Stock, $.001 par value
         25,000,000 shares authorized and 8,192,971
         shares issued and outstanding                       $       8,193
       Subscriptions Receivable                                    101,000
         Preferred Stock, $.001 par value
         10,000,000 shares authorized and 1,273,500
         shares issued and outstanding                               1,274
      Additional Paid in Cap.                                    3,730,202
      Accumulated Deficit                                      (2,558,504)
                                                            --------------
Total Stockholders' Equity                                  $    1,282,165
                                                            --------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   $    2,435,798
                                                            ==============

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF OPERATIONS
                                 (unaudited)

                                              Three Months    Three Months
                                                 ended            ended
                                             March 31, 2001  March 31, 2000
Revenue                                        $     85,480      $    61,630

Cost of Sales                                      (47,291)         (50,512)
                                              -------------     ------------
   Gross Profit                                      38,189           11,118

Operating Expenses                                (555,299)        (281,424)
                                              -------------     ------------
   Loss from Operations                           (517,110)        (270,306)
                                              -------------     ------------
Other Expense
   Interest Expense                                 (5,084)          (2,197)
   Sales of Marketing Exclusives                    250,000
   Miscellaneous Income                               4,316
                                             --------------      -----------
Other Income (Expense) Total                        249,232        (272,503)

Provision for income taxes
 Deferred tax benefit                                     0           70,851
                                             --------------     ------------
 Net Loss                                         (267,878)        (201,652)


 Beginning Accumulated Deficit                  (2,290,626)        (856,838)
                                               ------------      -----------
 Ending Accumulated Deficit                     (2,558,504)      (1,058,490)
                                               ============      ===========
 Earnings per common share                     $     (0.03)     $     (0.03)
                                              =============     ============

                        DESERT HEALTH PRODUCTS, INC.
                           STATEMENT OF CASH FLOWS
                                 (unaudited)

                                               Three Months  Three Months
                                                  ended          ended
                                                March 31,      March 31,
                                                   2001          2000
Cash Flows from Operating Activities
   Cash received from customers                $    113,597   $     61,630
   Interest income                                        -              -
   Miscellaneous income                             254,316              -
   Cash paid to suppliers and employees           (534,036)      (314,808)
   Sale of Marketing Exclusives                           -              -
   Interest expense                                 (5,084)              -
                                               ------------   ------------
     Net Cash Provided (Used) in Operating
Activities                                       $(171,207)   $  (253,178)

Cash Flows from Investing Activities
   Purchase of furniture and equipment             (42,799)       (29,642)
   Purchase of intangibles                         (30,547)              -
   Increase in notes receivable                     (3,012)              -
   Purchase of other asset                                -              -
     Net Cash Provided by Investing
Activities                                        $(76,358)     $ (29,642)
                                               ------------   ------------

Cash Flows from Financing Activities
   Cash provided by notes and loans                       -        155,000
   Issuance of common stock                             126         86,500
   Increase in additional paid in capital           124,874              -
   Decrease in subscription receivable            (125,000)
   Increase in loans                                173,274              -
 Payments on notes and loans                              -       (44,398)
                                               ------------   ------------
       Net cash Provided by financing
activities                                       $  173,274     $  197,102


     Net Increase (Decrease) in Cash and Cash
Equivalents                                        (74,291)       (85,718)

Beginning Cash and Cash Equivalents                  96,212        129,145
                                                -----------    -----------
Ending Cash and Cash Equivalents                 $   21,921    $    43,427
                                                 ==========    ===========

                        DESERT HEALTH PRODUCTS, INC.
                     STATEMENT OF CASH FLOWS (CONTINUED)
                        Quarter Ended March 31, 2001
                                 (unaudited)

                                                                3/31/01
 Reconciliation of Changes in Net Operations to Net Cash
Used
      by Operating Activities:
   Income from operations                                    $ 140,997
   Adjustments to reconcile change in loss from operations
  to
     net cash provided (used) by operating activities:
     Depreciation                                                6,922
     Amortization                                              248,214
   (Increase) decrease in operating assets
     Accounts receivable                                            22
     Inventory                                                   6,132
     Interest receivable                                        32,093
   Increase (decrease) in operating liabilities
     Accounts payable                                          (40,283)
     Deferred revenue                                                -
     Interest payable                                          (11,306)
                                                              -----------
          Net Cash Provided (Used) by Operating Activities    $ 382,791
                                                              ===========

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

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Results of Operations

     Three months ended March 31, 2001

      Revenues. Revenues for the three months ended March 31, 2001 were $85,480, an increase of $23,850 or 39% from $61,630 for the three months ended March 31, 2000. This increase was principally attributable to our largest customer increasing purchases in 2001. The Company will continue its efforts in 2001 in establishing distribution outlets in Europe and Asia.

      Operating Expenses. Operating expenses for the three months ended March 31, 2001 were $555,299 which was an increase of $273,875 or 97% over the $281,424 for the three months ended March 31, 2000. This increase was primarily the result of increased amortization of certain intangible and tangible assets.

      Net loss for the Company was $267,878 for the three months ended March 31, 2001 as compared to a net loss of $201,652 for the three months ended March 31, 2000.

Liquidity and Capital Resources

      As indicated in the Company's financial statements attached, the Company's gross revenue was not sufficient to meet its operating expenses for the three months ended March 31, 2001. In addition, as of March 31, 2001, the Company's current liabilities exceeded its current assets by $286,083. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management believes agreements entered into subsequent to year end December 31, 2000 such as the ParTrust agreement, will provide the Company with additional cash and liquidity to sustain operations.

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

Item 1.        Legal Proceedings.
     None

Item 2.        Changes in Securities.
     None.

Item 3.        Defaults by the Company upon its Senior Securities.
     None.

Item 4.        Submission of Matter to a Vote of Security Holders.
     None

Item 5.        Other Information.
     None

Item 6.        Exhibits and Reports of Form 8-K.
     See exhibit table on Page E-1

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DESERT HEALTH PRODUCTS, INC.
(Registrant)



By:/s/ Johnny Shannon
    Johnny Shannon
     President

Date: May 15, 2000

                                EXHIBIT TABLE

Exhibit                             Description
Number
(1)       N/A
(2)1 Acquisition Agreement and Plan of Merger with Intercontinental Capital Fund, Inc. (Incorporated by reference)
(3)(i)2   Articles of Incorporation
          (a) Articles of Incorporation for Desert Health Products, Inc.
          (b) Amended   Articles  of  Incorporation  for   Desert   Health
               Products, Inc.
(3)(ii)2  Bylaws
          (a) Bylaws of Desert Health Products, Inc.
(4)2      Instruments defining the rights of security holders:
(4)(i)    (a) Articles of Incorporation for Desert Health Products, Inc.
          (b) Amended   Articles  of  Incorporation  for   Desert   Health
               Products, Inc.
          (c) Bylaws of Desert Health Products, Inc.
(5)       N/A
(8)       N/A
(9)       N/A
(10)      Material Contracts
          (a)3Separation and Distribution Agreement between Desert  Health
               Products,   Inc.   and  Royal  Phoenix.  (Incorporated   by
               reference)
          (b)2Product Marketing and Distribution Agreement between Desert Health Products, Inc. and GH Associates, Inc.
          (c)2  Agreement  regarding Dr. Harris's Original  Diabetic  Feet
          Formula
          (d)2Exclusive  Distribution  Agreement  between  Desert   Health
               Products, Inc. and Silmarc Pharma s.r.l in Italy.
          (e)2Product Marketing and Distribution Agreement between Desert Health Products, Inc. and Snore Formula Inc.
          (f)2Modification of Contract between Desert Health Products, Inc. and Snore Formula Inc.
(11)      N/A
(13)      N/A
(15)      N/A
(16)      N/A
(17)      N/A
(18)      N/A
(19)      N/A
(20)      N/A
(21)      N/A
(22)      N/A
(23)2     Consent of Desert Health's Auditor
(24)      N/A
(25)
 (26)
 (99)2      Cautionary Statement Regarding Forward-Looking Statements
 1.   Filed in an 8-K on March 15, 2000
 2.   Filed in an 10-KSB on April 3, 2001
 3.   Filed in an 8-K on October 31, 2000