Form 10QSB
period 2001-06-30
DESERT HEALTH PRODUCTS INC
filed 2001-08-15
CIK 1097570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the quarter ended June 30, 2001         Commission file number    000-27931


                          DESERT HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


Arizona                                                         86-0699108
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)

8221 E. Evans Road
Scottsdale, Arizona                                                 85260
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

                                Yes __x__ No ___

As of June 30, 2001, there were 8,280,321 shares of common stock outstanding.

                                      INDEX

                          DESERT HEALTH PRODUCTS, INC.
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2001


PART 1 - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Balance Sheet                                                   3

         Statement of Operations                                         4

         Statement of Cash Flow                                          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                    7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults by the Company upon its
         Senior Securities                                              11

Item 4.  Submission of Matter to a Vote of
         Security Holders                                               11

Item 5.  Other Information

Item 6.  Exhibits and Reports of Form 8-K                               11

SIGNATURES                                                              12

                          DESERT HEALTH PRODUCTS, INC.
                                  BALANCE SHEET
                                 June 30, 2001


                                     ASSETS

Current Assets
      Cash                                                          $    (2,339)
      Interest receivable                                                45,000
      Note receivable                                                   298,268
      Inventory                                                         145,421
      Prepaid expenses                                                   25,734
                                                                    -----------
           Total Current Assets                                         512,084

Property and Equipment
      Furniture and equipment, net                                      123,993
                                                                    -----------
                                                                        123,993
Other Assets
      Intangibles                                                     1,732,093
      Deposits                                                           10,000
                                                                    -----------
                                                                      1,742,093
                                                                    -----------

                                                                    $ 2,378,170
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                              $   218,548
      Deferred Revenue                                                   90,201
      Interest payable                                                   35,200
      Loans payable                                                   1,111,718
                                                                    -----------
           Total Current Liabilities                                  1,455,667

Stockholders' Equity
      Preferred Stock, $.001 par value, 10,000,000 shares
         authorized and 1,354,000 shares issued and outstanding           1,354
      Common stock, $.001 par value, 25,000,.000 shares
         authorized and 8,280,321 issued and outstanding                  8,280
      Subscriptions receivable                                          101,000
      Additional paid in capital in excess of par value               3,802,014
      Accumulated deficit                                            (2,990,145)
                                                                    -----------
                                                                        922,503
                                                                    -----------
                                                                    $ 2,378,170
                                                                    ===========

                           DESERT HEALTH PRODUCTS, INC
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                           Quarter Ended June 30, 2001

Revenue                                                             $    27,833

Cost of sales                                                            23,098
                                                                    -----------
    Gross Profit                                                          4,735

Operating Expenses                                                      587,554
                                                                    -----------

    Loss from operations                                               (582,819)

Other income (expense)
    Interest expense                                                     (6,281)
    Foregiveness of debt                                                100,000
    Sale of exclusive marketing rights                                  100,000
    Miscellaneous income                                                 16,000
                                                                    -----------
                                                                        209,719
                                                                    -----------

    Net Loss                                                           (373,100)

    Beginning accumulated deficit                                    (2,558,504)

    Prior period adjustment                                             (58,541)
                                                                    -----------

    Ending accumulated deficit                                      $(2,990,145)
                                                                    ===========

    Earnings per common share                                       $     (0.05)
                                                                    ===========


               See accompanying notes to the financial statements

                          DESERT HEALTH PRODUCTS, INC.
                             STATEMENT OF CASH FLOWS
                           Quarter Ended June 30, 2001


Cash Flows from Operating Activities
        Cash received from customers                                  $  27,833
        Interest income                                                      --
        Miscellaneous income                                             16,000
        Cash paid to suppliers and employees                           (413,791)
        Interest expense                                                 (6,281)
                                                                      ---------

             Net Cash Provided (Used) by Operating Activities          (376,239)

Cash Flows from Investing Activities
        Purchase of furniture and equipment                             (21,080)
        Purchase of intangibles                                          13,909
        Increase in notes receivable                                    140,648
                                                                      ---------

             Net Cash Provided (Used) by Investing Activities           133,477

Cash Flows from Financing Activities
        Issuance of  stock                                                  167
        Increase in additional paid in capital                           71,812
        Increase in loans                                               146,522
                                                                      ---------
             Net Cash Provided (Used) by Financing Activities           218,501

             Net Increase (Decrease) in Cash and Cash Equivalents       (24,261)

Beginning Cash and Cash Equivalents                                      21,922
                                                                      ---------

Ending Cash and Cash Equivalents                                      $  (2,339)
                                                                      =========

                          DESERT HEALTH PRODUCTS, INC.
                      STATEMENTS OF CASH FLOWS - continued
                           Quarter Ended June 30, 2001


Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
        Income from operations                                        $(373,100)
        Adjustments to reconcile change in loss from operations to net cash provided (used) by operating activities:
             Depreciation                                                 5,051
             Amortization                                               159,281
             Trade-out for services                                    (208,543)
        (Increase) decrease in operating assets
             Inventory                                                  (11,348)
             Deposits                                                    50,000
             Prepaid expenses                                           (25,000)
        Increase (decrease) in operating liabilities
             Accounts payable                                            55,514
             Deferred revenue                                           (28,095)

                  Net Cash Provided (Used) by Operating Activities    $(376,239)
                                                                      =========

        Non Cash Transactions
             Foregiveness of debt                                      $100,000
             Purchase of intangibles                                    250,000

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

     With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, "Recent Developments and Trends," statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

                                    Overview

     Desert Health Products, Inc. an Arizona corporation (the "Company") was formed in 1991. Desert Health is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. The company is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States and Europe to assist in the treatment of a variety of diseases and physical conditions.

Results of Operations

     Three months ended June 30, 2001.

Revenues.

     Revenues for the three months ended June 30, 2001 were $27,833, a decrease of $57,647 or 65% from $85480 for the three months ended March 31, 2001. This decrease was principally attributable to our largest customer decreasing purchases in the second quarter of 2001. The company will continue its efforts in 2001 in establishing distribution outlets in Europe and Asia.

Operating Expenses.

     Operating expenses for the three months ended June 30, 2001 were $587,554 which was an increase of $32,255 or 6% over the $555,299 for the three months ended March 31, 2001. This increase was primarily the result of increased amortization of certain intangible assts.

     Net loss for the Company was $373,100 for the three months ended June 30, 2001 as compared to a net loss of $267,878 for the three months ended March 31, 2001.

Liquidity and Capital Resources.

     As indicated in the Company's financial statements attached, the Company's gross revenue was not sufficient to meet its operating expenses for the three months ended June 30, 2001. In addition, as of June 30, 2001, the Company's current liabilities exceeded its current assets by $943,583. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management believes agreements entered into subsequent to year end December 31, 2000 such as the Par Trust agreement, will provide the Company with additional cash and liquidity to sustain operations.

     The receipt of funds to the Company from Private Placement Offerings and loans obtained through private sources are anticipated to offset the near term cash requirements of the Company. Since inception, the Company has financed its cash flow requirements through debt financing issuance of common stock for cash and services, and minimal cash balances. As the Company continues its marketing activities in Europe and China, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide its working capital.

     Over the next twelve months, the Company intends to increase its revenues by releasing new products under development to its target markets. However, the Company will continue to increase the number of its employees, and expand its facilities where necessary to meet product development and completion deadlines. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available may take either the form of debt or equity. The down turn in the capital market will substantially impact the Company's ability to sell securities in planned amounts and in turn its ability to meet its capital requirement. In either case, the financing could have a negative impact on the financial condition of the Company and its Shareholders.

Recent Developments and Trends:

o International Launch of Dr. Harris' Original Diabetic Feet(TM) product at Expo Europe 2001 in Amsterdam June 2001

o USA/Canada Launch of Dr. Harris' Original Diabetic Feet(TM) product at American Diabetic Association national annual convention in Philadelphia PA in June 2001. Samples of product shipped to 141 prospective distributors/customers/retailers/clinics/doctors/nurses. The Company is exhibiting this product at the American Association of Diabetes Educators
     (AADE) 28th Annual Meeting and Exhibition, August 15-19, 2001, at the Kentucky International Convention Center in Louisville, Kentucky.

o A Business plan designed for marketing of Dr. Harris' Original Diabetic Feet(TM) for the USA/Canada market has been developed.

     The Company met with the Director of the American Diabetic Association in ten Western states. They have agreed to endorse our product, Dr. Harris' Original Diabetic Feet(TM) and the Company is allowed to attach "Sponsored by the ADA" to the product. It is being arranged for the Company to attend dozens of Diabetic Events as a Sponsor.

     The Company has entered into preliminary discussions with a new Wellness Center Project in San Antonio to provide special products exclusively for their Wellness Programs and for resale.

o The Company obtained final registration of Desert Health's products in Egypt resulting in a test order with a Letter of Credit in the amount of USD $32,000.

o A Hepatitis C and Prostate product have been tested and are ready for marketing under the guidance of advisory board members Dr. Henry Han, Master Herbalist and Glenn Miller, M.D.

o The Company exhibited at the Expo Europe 2001 trade show in Amsterdam in June 2001. Companies in Finland, Holland, Australia, Albania, France, Hong Kong, etc. expressed interest in existing products as well as the new Dr. Harris' Original Diabetic Feet(TM) product. Albania has already completed registration for Snore Relief(TM).

o The Company has established the foundation of a sales staff for the launching of the Company's new products.

     Roger Bowman has been appointed Executive Sales Director reporting directly to the CEO, Johnny Shannon. Mr. Bowman has extensive sales and marketing experience operating his own design and sales agency business from New York, Milan, Italy and Los Angeles. His duty is to build a sales organization, set sales goals, follow salesmen productivity, set sales policy, and develop customer service, etc. Independent sales representatives in place are:

1.   Nicholas M. Simak

2.   Stephen L. Kuehn

3.   Scott Christensen

4.   Baard Lindvaag

5.   Ashraf Sharoni

6.   Joanne Cavanagh

Joanne Cavanagh has been named Sales Manager for Dr. Harris' Original Diabetic Feet(TM) and reports directly to Bowman.

o Discussions are underway with individuals to represent Desert Health's products in the Japanese market.

o Desert Health Products, Inc., Beijing China Office is licensed to operate with approval of the Chinese Government, including tax and registrations. The first project of that Office involves the Company's brokering a newly developed freeze-dried Aloe Vera product that does not form bacteria in long-distance shipping. This product is the base in a 7-flavored Aloe Vera beverage drink that is desired in China and could not be properly manufactured until the advent of this freeze-dried Aloe.

     The Company will earn a royalty for brokering this arrangement between the Aloe Vera producer and the Chinese drink manufacturer. The Company's royalty is $.06 per can. The opening test-order in August 2001 for the project involves 350,000 cans. The projected sales are 1,000,000 cans per quarter.

o Third quarter sales should increase due to shipping of orders generated in the second quarter and sales of Dr. Harris' Original Diabetic Feet(TM) in Europe and to the US market. Additional sales are anticipated as Distributors contacted at the ExpoEurope 2001 trade show in Amsterdam complete their registration of the Company's products and begin ordering.

o The projected launch of Dr. Han's all-natural product for prostate health in the third quarter should generate increased sales in the third and fourth quarters of 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          None

Item 2. Changes in Securities

          None

Item 3. Defaults by the Company upon its Senior Securities.

          None

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


DESERT HEALTH PRODUCTS, INC.
(Registrant)



By: _________________________
         Johnny Shannon
         President




By: _________________________
         Johnny Shannon
         Chief Financial Officer

Date:    August 14, 2001

                                  EXHIBIT TABLE

Exhibit Number                                                 Description
--------------                                                 -----------
(1)         N/A
(2)(1)      Acquisition Agreement and Plan of Merger with Intercontinental Capital Fund, Inc.
            (Incorporated Reference)
(3)(i)(2)   Articles of Incorporation
            (a)      Articles of Incorporation for Desert Health Products, Inc.
            (b)      Amended Articles of Incorporation for Desert Health Products, Inc.
(3)(ii)(2)  Bylaws
            (a)      Bylaws of Desert Health Products, Inc.
(4)(2)      Instruments defining the rights of security holders:
(4)(i)      (a)      Articles of Incorporation for Desert Health Products, Inc.
            (b)      Amended Articles of Incorporation for Desert Health Products, Inc.
            (c)      Bylaws of Desert Health Products, Inc.
(5)         N/A
(8)         N/A
(9)         N/A
(10)        Material Contracts
            (a)(3)   Separation and Distribution Agreement between Desert Health Products, Inc. and Royal
            Phoenix. (Incorporated by reference)
            (b)(2)   Product Marketing and Distribution Agreement between Desert Health Products, Inc. and
            GH Associates, Inc.
            (c)(2)   Agreement regarding Dr. Harris's Original Diabetic Feet Formula
            (d)(2)   Exclusive Distribution Agreement between Desert Health Products, Inc. and Silmarc
            Pharma s.r.l. in Italy
            (e)(2)   Product Marketing and Distribution Agreement between Desert Health Products, Inc. and
            Snore Formula Inc.
            (f)(2)   Modification of Contract between Desert Health Products, Inc. and Snore Formula Inc.
(11)        N/A
(13)        N/A
(15)        N/A
(16)        N/A
(17)        N/A
(18)        N/A

(19)        N/A
(20)        N/A
(21)        N/A
(22)        N/A
(23)(2)     Consent of Desert Health's Auditor
(24)        N/A
(25)        N/A
(26)        N/A
(99)(2)     Cautionary Statement Regarding Forward-Looking Statements


----------
(1)  Filed in an 8-K on March 15, 2000

(2)  Filed in an 10-SKB on April 3, 2001

(3)  Filed in an 8-K on October 31, 2000