Form 10QSB
period 2001-09-30
DESERT HEALTH PRODUCTS INC
filed 2001-11-15
CIK 1097570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934.

--------------------------------------------------------------------------------

For the quarter ended September 30, 2001        Commission file number 000-27931


                          DESERT HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


Arizona                                                  86-0699108
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.

8221 E. Evans Road
Scottsdale, Arizona                                        85260
(Address of Principal executive offices)                 (Zip Code)

                                 (480) 1951-1941

               Registrant' s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X]


As of September 30, 2001, there were 8,960,321 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           DESERT HEALTH PRODUCTS, INC
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                        Quarter Ended September 30, 2001



Revenue                                                             $   161,714

Cost of sales                                                            86,010
                                                                    -----------
      Gross Profit                                                       75,703

Operating Expenses                                                      844,657
                                                                    -----------

      Loss from operations                                             (768,954)

Other income (expense)
      Interest expense                                                   (5,000)
      Loan fees                                                          (2,950)
                                                                    -----------
                                                                         (7,950)
                                                                    -----------

      Net Loss                                                         (776,904)

      Beginning accumulated deficit                                  (2,990,145)
                                                                    -----------


      Ending accumulated deficit                                    $(3,767,049)
                                                                    ===========

      Earnings per common share                                     $     (0.08)
                                                                    -----------

                          DESERT HEALTH PRODUCTS, INC.
                                  BALANCE SHEET
                               September 30, 2001


                                     ASSETS

Current Assets
    Cash                                                            $    (2,224)
    Accounts Receivable                                                  69,283
    Interest receivable                                                  45,000
    Note receivable                                                     352,358
    Employee advances                                                     1,172
    Inventory                                                           133,814
    Prepaid expenses                                                     25,734
                                                                    -----------
         Total Current Assets                                           625,136

Property and Equipment
    Furniture and equipment, net                                        121,507
                                                                    -----------
                                                                        121,507
Other Assets
    Intangibles                                                       1,535,387
    Deposits                                                             10,000
                                                                    -----------
                                                                      1,545,387
                                                                    -----------

                                                                    $ 2,292,030
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                $   222,570
    Deferred Revenue                                                     90,201
    Interest payable                                                     46,509
    Loans payable                                                     1,312,356
                                                                    -----------
         Total Current Liabilities                                    1,671,636

Stockholders' Equity
    Preferred Stock, $.001 par value, 10,000,000 shares
       authorized and 1,338,500 shares issued and outstanding             1,339
    Common stock, $.001 par value, 25,000,000 shares
       authorized and 8,960,321 issued and outstanding                    8,960
    Subscriptions receivable                                            226,000
    Additional paid in capital in excess of par value                 4,151,144
    Accumulated deficit                                              (3,767,049)
                                                                    -----------
                                                                        620,394
                                                                    -----------
                                                                    $ 2,292,030
                                                                    ===========

                          DESERT HEALTH PRODUCTS, INC.
                             STATEMENT OF CASH FLOWS
                        Quarter Ended September 30, 2001






Cash Flows from Operating Activities
        Cash received from customers                                  $  92,431
        Interest income                                                      --
        Miscellaneous income                                             (2,950)
        Cash paid to suppliers and employees                           (398,316)
        Interest expense                                                 (5,000)
                                                                      ---------

             Net Cash Provided (Used) by Operating Activities          (313,835)

Cash Flows from Investing Activities
        Purchase of furniture and equipment                              (2,430)
        Purchase of intangibles                                          (5,733)
        Increase in notes receivable                                    (54,090)
                                                                      ---------

             Net Cash Provided (Used) by Investing Activities           (62,253)

Cash Flows from Financing Activities
        Issuance of  stock                                                  665
        Increase in additional paid in capital                           49,900
        Increase in stock subscriptions                                 125,000
        Increase in loans                                               200,638
                                                                      ---------

             Net Cash Provided (Used) by Financing Activities           376,203

             Net Increase (Decrease) in Cash and Cash Equivalents           115

Beginning Cash and Cash Equivalents                                      (2,339)
                                                                      ---------

Ending Cash and Cash Equivalents                                      $  (2,224)
                                                                      ---------

                          DESERT HEALTH PRODUCTS, INC.
                      STATEMENTS OF CASH FLOWS - continued
                        Quarter Ended September 30, 2001



Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
        Income from operations                                        $(776,903)
        Adjustments to reconcile change in loss from operations to net cash provided (used) by operating activities:
             Depreciation                                                 4,917
             Amortization                                               202,439
             Trade-out for services                                     299,228
        (Increase) decrease in operating assets
             Accounts receivable                                        (69,283)
             Employee advances                                           (1,171)
             Inventory                                                   11,607
             Deposits                                                        --
             Prepaid expenses                                                --
        Increase (decrease) in operating liabilities
             Accounts payable                                             4,022
             Deferred revenue                                                --
             Interest payable                                            11,309
                                                                      ---------

                  Net Cash Provided (Used) by Operating Activities    $(313,835)
                                                                      =========



        Non Cash Transactions
             Purchase of stock                                        $ 299,230

                          Desert Health Products, Inc.
                        Statement of Stockholder's Equity
                        Quarter Ended September 30, 2001


                                                                                                             Additional Paid in
                                               Common Stock                       Preferred Stock                 Capital
                                       ---------------------------           --------------------------      ------------------
                                       Shares             Par Value         Shares             Par Value
                                                           .001 sh                              .001 sh
Balance June 30, 2001                 8,280,321          $     8,280       1,354,000          $     1,354        3,802,014

Common Share issued
in the second quarter 2001               67,000                  670                                               349,130

Preferred shares exchanged
for common stock                         10,000                   10         (10,000)                 (10)

Preferred shares adjustment                                                   (5,500)                  (6)

Preferred shares issued
in the second quarter 2001                                                        --                   --              --

Subscriptions receivable

Net Loss for third
  quarter 2001

Prior period adjustment
                                    -----------          -----------     -----------          -----------      -----------

Balances September 30, 2001           8,357,321          $     8,960       1,338,500          $     1,339      $ 4,151,144
                                    ===========          ===========     ===========          ===========      ===========


                                    Stock Subscription     Accumulated
                                        Receivable           Deficit                Total
                                    ------------------    --------------------------------
Balance June 30, 2001                     101,000          (2,990,145)             922,503

Common Share issued
in the second quarter 2001                                                         349,800

Preferred shares exchanged
for common stock                                                                        --

Preferred shares adjustment                                                             (6)

Preferred shares issued
in the second quarter 2001                                                              --

Subscriptions receivable                  125,000                                  125,000

Net Loss for third
  quarter 2001                                               (776,904)            (776,904)

Prior period adjustment                                            --                   --
                                      -----------         -----------          -----------

Balances September 30, 2001           $   226,000         $(3,767,049)         $   620,394
                                      ===========         ===========          ===========

Item 2. Management' s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

RISK FACTORS AND CAUTIONARY STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors below and elsewhere in this report.

     With the exception of historical matters, the matters of discussion herein are forward-looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statement. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and their related notes thereto appearing elsewhere herein,

Overview

Desert Health Products, Inc. an Arizona corporation ("the Company") was formed in 1991. Desert Health is engaged in the manufacturing, packaging and sale of distribution of branded and store brand (private label) vitamins and nutritional supplements. The Company is focusing its development efforts on certain plant extracts that are widely used throughout the United States and Europe to assist in the treatment of a variety of diseases and physical conditions.

Results of Operations

     Three months ended September 30, 2001.

     Revenues. Revenues for the three months ended September 30, 2001 were $161,714, an increase of $133,881 or 481% from $27,833 for the three months ended June 30, 2001. The increase was principally attributable to our largest customer increasing their purchases in the third quarter of 2001. The Company will continue its efforts in 2001 in establishing distribution outlets in Europe and Asia.

     Operating Expenses. Operating expenses for the three months ended September 30, 2001 were $844,657 which was an increase of $257,113 or 43% over the $587,554 for the three months ended June 30, 2001. This increase was primarily the result of increased amortization of certain intangible assets.

     Net loss for the Company was $776,904 for the three months ended September 30, 2001 as compared to a net loss of $373,100 for the three months ended June 30, 2001.

Liquidity and Capital Resources.

     As indicated in the Company' s financial statements attached, the Company' s gross revenue was not sufficient to meet its operating expenses for the three months ended September 30, 2001. In addition, as of September 30, 2001, the Company' s current liabilities exceeded its current assets by $1,046,499. Those factors create an uncertainty regarding the Company' s ability to continue as a going concern. Management believes agreements entered into subsequent to year end December 31, 2000 such as the Par Trust agreement, will provide the Company with additional cash and liquidity to sustain operations.

     The receipt of funds to the Company from Private Placement Offerings and loans as obtained through private sources are anticipated to offset the near term cash requirements of the Company.

     Since inception, the Company has financed its cash flow requirements through debt financing issuance of common stock for cash and services, and minimal cash balances. As the Company continues its marketing activities in Europe and China it may continue to experience net negative cash flows front operations pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide its working capital.

     Over the next twelve months the Company intends to increase its revenues by releasing new products under development to its target markets. However, the Company will continue to increase the number of its employees and expand its facilities where necessary to meet product development and completion deadlines. The Company believes that existing capital and anticipated funds from operations will be not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will be required to seek additional capital in the future lo fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of Market conditions, no assurance can be made that such financing would be available, and if available ray take either the form or debt of equity. The down turn in the capital market will substantially impact the Company' s ability to sell securities in planned amounts and in turn its ability to meet its capital requirement. In either case, the financing could have a negative impact on the financial condition of the Company and its shareholders.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
       None

Item 2        Changes in Securities
       None

Item 3        Defaults by the Company upon its Senior Securities.
       None

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


DESERT HEALTH PRODUCTS, INC.
(Registrant)



By:
    --------------------------------
         Johnny Shannon
         President




By:
    --------------------------------
         Johnny Shannon
         Chief Financial Officer

Date: November 14, 2001

                                  EXHIBIT TABLE


Exhibit                                Description
Number                                 -----------
-------
(1)         N/A
(2)(1) Acquisition Agreement and Plan of Merger with Intercontinental Capital Fund, Inc. (Incorporated Reference)
(3)(i)(2)   Articles of Incorporation
            (a) Articles of Incorporation for Desert Health Products, Inc.
            (b) Amended Articles of Incorporation for Desert Health Products,
                Inc.
(3)(ii)(2)  Bylaws
            (a) Bylaws of Desert Health Products, Inc.
(4)(2)      Instruments defining the rights of security holders:
(4)(i)      (a) Articles of Incorporation for Desert Health Products, Inc.
            (b) Amended Articles of Incorporation for Desert Health Products,
                Inc.
            (c) Bylaws of Desert Health Products, Inc.
(5)         N/A
(8)         N/A
(9)         N/A
(10)        Material Contracts
            (a)(3) Separation and Distribution Agreement between Desert Health Products, Inc. and Royal Phoenix. (Incorporated by reference)
            (b)(2) Product Marketing and Distribution Agreement between Desert Health Products, Inc. and GH Associates, Inc.
            (c)(2) Agreement regarding Dr. Harris's Original Diabetic Feet
            Formula
            (d)(2) Exclusive Distribution Agreement between Desert Health Products, Inc. and Silmarc Pharma s.r.l. in Italy
            (e)(2) Product Marketing and Distribution Agreement between Desert Health Products, Inc. and Snore Formula Inc.
            (f)(2) Modification of Contract between Desert Health Products, Inc. and Snore Formula Inc.
(11)        N/A
(13)        N/A
(15)        N/A
(16)        N/A
(17)        N/A
(18)        N/A
(19)        N/A
(20)        N/A
(21)        N/A
(22)        N/A

-------------
(1) Filed in an 8-K on March 15, 2000
(2) Filed in an 10-SKB on April 3, 2001
(3) Filed in an 8-K on October 31, 2000

(23)(2)     Consent of Desert Health's Auditor
(24)        N/A
(25)        N/A
(26)        N/A
(99)(2)     Cautionary Statement Regarding Forward-Looking Statements