Form 10KSB
period 2001-12-31
DESERT HEALTH PRODUCTS INC
filed 2002-03-29
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                        Commission File Number: 000-27931

                          DESERT HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in our charter)

Arizona                                                    86-0699108
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

8221 E. Evans Rd
Scottsdale Arizona                                         85260
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number including area code: (480) 951-1941

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

      For the fiscal year ended December 31, 2001, the Registrant's revenues were approximately $361,000. As of December 31, 2001, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $1,126,290.

      The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2001 was 9,010,321 shares.

                    Documents incorporated by reference: None
          Transitional Small Business Disclosure Format Yes [ ] No [X ]

                          DESERT HEALTH PRODUCTS, INC.
                           FOR THE FISCAL PERIOD ENDED
                                December 31, 2001

                                 Index to Report
                                 On Form 10-KSB

PART I                                                                    Page

Item 1.  Business                                                         3-11
Item 2.  Properties                                                       11
Item 3.  Legal Proceedings                                                11
Item 4.  Submission of Matters to a Vote of Security Holders              11

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                      11-12
Item 6.  Management's Discussion and Analysis of Financial Condition
         And Results of Operation                                         12-15
Item 7.  Financial Statements and Supplementary Data                      15
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                         16

PART III

Item 9.  Directors and Executive Officers of the Registrant               16-17
Item 10. Executive Compensation                                           18-19
Item 11. Security Ownership of Certain Beneficial Owners
         And Management                                                   19
Item 12. Certain Relationships and Related Transactions                   20

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports
         On Form 8-K                                                      20-21

Signatures                                                                22

      This form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions, are subject to significant risks and uncertainties, and may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "continue", or similar terms or variations on those terms or the negative of those terms. These forward-looking statements are based on management's expectations as of the date hereof, and The Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ materially from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the `Management's Discussion and Analysis' under Item 6.

      In this form 10-KSB references to "Desert Health", "The Company", "we", "us", and "our" refer to Desert Health Products, Inc.

PART I

ITEM 1. BUSINESS

Overview

      Desert Health Products, Inc., an Arizona corporation, was formed in 1991. Desert Health is engaged in the packaging, sale and distribution of branded and store brand (private label) vitamins, nutritional supplements, skin care and animal care products. Desert Health has focused its marketing and registration efforts primarily in the foreign marketplace. This is a very time consuming and expensive project, but the nutraceutical and nutritional supplement market is growing at a faster pace internationally than the domestic market. One of the many rewards of having customers in the international market is that once the registrations are in place, the customer becomes a partner in developing that market in the long-term.

      However, now that the international market is somewhat established and starting to grow, The Company is starting to develop a customer base in the United States and Canada specializing at present with companies that have existing markets and sales force.

      Desert Health markets over 100 products, which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Pet Care Products, and Water Purification Products, with varying potency levels in tablets and chewable and gelatin encapsulated capsules ("soft gels"). The Company has traditionally outsourced its raw materials manufacturing.

      On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health and Intercontinental Capital Fund, Inc., (Intercontinental) a Nevada corporation, (a company subject to the reporting requirements of the Securities and Exchange Act of 1934) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of Rule 144 restricted common stock of Desert Health, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental Capital Fund, Inc.

Subsequent Events

      None

Products and Product Development

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

      The Company's product lines include:

      o     Vitamin, Mineral and Antioxidant combinations.

      o Chinese Herbal formulas based on classic Chinese formulas originally developed through 3000 years of medical practice as well as current clinical and laboratory studies. These products embody Chinese medicine's basic philosophy of balance, integrating prevention and treatment of illness while enhancing well-being and quality of life. These products were individually formulated by

            Dr. Henry Han, who draws from over 20 years of clinical experience and research to design formulas to be agreeable to the typical body type of westerners.

            Dr. Henry Han is a consultant and an advisor to The Company and is the agent in charge of The Company's office facility in Beijing, China. This office enables The Company to supply to its worldwide customer base the finest in Chinese herbs, standardized to Dr. Han's requirements.

      o Specialty Supplements - The Company uses current scientific research to create innovative specialty supplements. We search worldwide to find the naturally derived ingredients utilized to formulate these powerful products. All of these supplements contain targeted nutrition ingredients to provide safe and effective remedies for common ailments.

      o Weight Management Products - In response to the obesity epidemic in the United States and elsewhere in the world, The Company has developed a line of products to assist in weight reduction and management. The Company's weight loss products incorporate natural ingredients, which help to reduce appetite, accelerate metabolism, diminish carbohydrate cravings, and encourage fat loss, so that weight loss may be achieved.

      o Herbal/Botanical Products - The Company's herbs and other botanical products are created from premium raw materials. We utilize only botanical ingredients cultivated from reputable growers with strict quality standards. Our formulas blend the traditional wisdom of cultures across the globe, and modern science.

      o FemAid Products Support Systems - FemAid is a comprehensive nutritional program formulated for women of all ages, but especially for women suffering from pre-menstrual syndrome (PMS), perimenopause and menopause. Today, a growing number of women are asking for more natural products and approaches whenever possible. Although there is not a lack of products available there is a lack of guidance and support in terms of how much, when, and in what combinations supplements should be taken in order to be truly beneficial.

            The FemAid line provides guidance for the consumer by recommending a distinct combination of natural products for each hormonal phase. The FemAid line is a combination of nutritional supplements, phyto (plant) hormones and herbs to help women maintain optimal health and alleviate uncomfortable symptoms resulting from hormonal and nutritional imbalance.

      o Ayurvedic Products - For over 5000 years, a health system referred to as ` Ayurveda', meaning `the science of life', has been practiced in India. This system of natural medicine uses a holistic approach to healing using specialized herbal formulas to balance the body. The Company's Ayurvedic herbal formulas blend the traditional ancient wisdom with the finest current scientific research and manufacturing methods.

      o Skin/Personal Care Products - The condition and appearance of one's skin is one of the first things that people notice. The Company offers some of the most innovative skin care technology available anywhere. Desert Health's skin care and personal care products are designed to maintain and protect the natural inheritance of youthful smoothness and the radiant vitality of healthy skin. The Company specializes in state of the art formulations that meet the industry standards and qualifications from all natural accepted products to Beta/Alpha Hydroxy items.

      o Pet Care Products - Desert Health has researched and developed a complete line of Pet Care Products for good nutrition and grooming for your pets. The philosophy behind our Pet Care line is to provide for the health and well being of pets by using natural raw materials with no negative side effects. The products are formulated using such ingredients as Aloe Vera, active essential oils, efficacious herbs, natural emollients and other natural ingredients. Of these agents Aloe Vera is a key ingredient for the health and beauty of pets. Only 100% natural liquid Aloe Vera is used in these products. The Aloe Vera is carefully cold processed in liquid form to preserve the efficacy of the fresh product.

      o Water Purification - Desert Health Products, Inc., provides ten above-counter and below-counter water purification systems with support documents and replacement parts. Benefits and features of these systems are that they are cost effective, control bacterial growth, are easily installed, are low maintenance, have compact designs, are multi-purpose, are simple, have a limited one year warranty, and produce great tasting water.

New Products

      o Burn and Scald Relief - This product was formulated under the guidance of traditional Chinese Medicine and Western Medicine. It is made from all natural Chinese Herbs and is patented in China. Burn and Scald Relief is for external use only. Desert Health's Burn and Scald Relief is one of many pearls in Chinese Medicine. It resolves the complexity of problems that occur when treating burns and scalds in the traditional way. It also gives birth to the new era of treating all kinds of burns and scalds without pain, festering, infection and scarring. The treatment has an immediate effect and the healing time is drastically reduced.

            Burn and Scald Relief has won many awards in China and elsewhere. These include the Brussels Eureka '98, Merite De L'Invention.

      o Diabetic Feet/Perfect Feet - This product is a natural formulation for the foot that consists of two separate application phases. The first phase is a potent antibacterial agent and also contains an incredibly effective exfoliant. The second phase contains a local circulatory stimulant as well as a moisturizer that will maintain the skin moisture content for 12 to 24 hours after a single application.

            By constantly lowering the bacterial count on the surface of the feet, the probability of a severe infection is significantly reduced. With the application of exfoliant once or twice daily, excessive buildup of dead cells on the soles of the feet will be gradually diminished. The mild circulatory stimulation will help reverse the damaging effects of reduced blood flow, maintaining a healthier status for the tissue. The moisturization of the tissues restores the elasticity and flexibility of the tissue, preventing the drying and cracking that can be a major problem for sufferers of diabetes. Desert Health's Diabetic Feet/Perfect Feet products are suggested to be a vital part of a daily diabetic care regimen, since the physical factors that produce the complications will not significantly change.

      o Prostate - This is another product formulated by Dr. Henry Han. Many using this blend of Chinese Herbs have experienced a reduction in prostate-specific antigen (PSA) count with no side effects being reported.

      o Snore Relief - Snore Relief is a unique combination of all natural herbs and enzymes that help reduce disturbing snoring. There have been no reported side effects and eighty-six percent of users have reported good to excellent results when taking this formulation.

      o Allergy Relief - This allergy formula is a unique combination of all natural herbs and enzymes that gently work together to assist in symptomatic relief of allergies and sinusitis.

      o Anti-Aging - At the end of the second quarter 2002, Desert Health anticipates offering to the international community a line of anti-aging products developed by nationally known dermatologists exclusively for Desert Health Products, Inc. The product line will include facial creams, anti-wrinkle creams, and cellulite creams. This product line will be supported by published documents.

      o Injuv - Injuv is an oral preparation of a unique, high concentration Hyaluronic Acid with a low molecular weight for higher absorption in the human body. This product assists in maintaining moisture within skin cells, which prevents premature aging. Studies and technical information is available.

      o Children's Chewable Multi-Vitamins - These vitamins are available in cherry, orange and grape flavors, supplying the required nutritional needs of active children.

Desert Health Products, Inc., is against animal testing on cosmetic products and ingredients. We do not test our products or ingredients on animals. Nor do we commission others to do so.

Manufacturing and Packaging

      Desert Health has contracts with manufacturers that have FDA approved facilities, GMP registration and in some cases, when necessary, topical drug licenses. Thus, The Company is able to contract package for companies around the world to meet their needs.

Marketing and Distribution Strategies

      Desert Health's strategy is to build relationships with distributors and retail operators. Desert Health Products, Inc., is developing a niche market by focusing on the mid-size companies that need branded or private label products in affordable volumes. Desert Health's in-house packaging and contract packaging agreements enable The Company to provide multiples of various sizes and bottles to meet the requirements of its customers.

Global Sales

      Desert Health will continue to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that `Made in USA' products are the safest and highest quality products obtainable.

      Desert Health's office in Beijing, China, located at A607 Ju cai da sha 76, Caoyuan Hutong Dongzhimemme, Dongcheng District, Beijing, China, has an experienced staff that is aggressively promoting The Company to many areas of the huge Chinese market. A recent visit to China by Mr. Thor Lindvaag created much excitement for The Company's FemAid, Aloe Vera and new technology of producing Aloe Vera products. At the present time The Company's products are either being tested or registered in Beijing, Shanghai and Guangzhou China.

Industry Overview

Domestic Market

      Surveys find that the majority of Americans depend on dietary supplements to maintain good health. As a result, the dietary supplement industry generates billions of dollars in sales annually in the U.S., making it one of the most dynamic sectors of the U.S. economy.

      According to the Natural Marketing Institute (NMI), which monitors consumer trends in the marketplace, demand for dietary supplements corresponds with a strategic shift in how consumers view health and wellness. More than ever before, consumers feel empowered to manage their health and are either actively using supplements or are researching information about them. For this reason, new survey research conducted for the Dietary Supplement Information Bureau finds that dietary supplements have become an American standard. Three in five consumers - 59% - take supplements on a regular basis.

      In addition, the Nutrition Business Journal, a publication of New Hope Natural Media/Penton Media, Inc., that charts developments in the dietary supplement industry, reported that supplement sales exceeded $16.8 billion in 2000. Of this total, vitamins remain the largest seller with almost $6 billion in sales (5.9 billion) or 35 percent of the supplement market. Within the vitamin category, the leading products continue to be multivitamin preparations (representing half of sales) along with single-category vitamins such as vitamins C, A, E, D, B6 and folic acid.

      Minerals consist of 8% of the supplement market. Nutrition Business Journal reports that sales of minerals reached $1.4 billion in 2000. Within this category the biggest seller is calcium, which comprised half of all mineral sales, followed by iron, magnesium, chromium, zinc, selenium and potassium.

      Regarding herbal supplements, the Nutrition Business Journal reports that sales in 2000 exceeded $4.1 billion, or 25 percent, of the dietary supplement market. Within this category, certain herbal supplements saw outstanding growth, but many of the biggest sellers experienced declines. In the mass market, soy supplements expanded 90% and green tea sales increased by 42%. The Nutrition Business Journal found continual consumer demand for a number of emerging herbal supplements, such as valerian, saw palmetto, black cohosh, milk thistle, grape seed extract and red clover. Further, sports nutrition, weight-loss and joint care segments grew in 2000 because of the consumer demand for products that address specific health concerns.

      According to the Nutrition Business Journal, distribution channels for dietary supplements include grocery stores, drugstores, mass marketers, and natural food stores. Of these retailers, mass merchandisers and natural food stores accounted for a third of all sales in 2000.

International Market

      According to a recent IMS Health study, the worldwide market for Over-the Counter (OTC) products reached a value of USD 40.8 billion in 1999. The European OTC market ranks second to North America with sales of USD 10.9 billion and a 27% market share. Studies also show that the European population is increasingly health conscious. People are taking more responsibility for their physical welfare. The growth in information concerning health, particularly on the Internet, has led to explosive growth in the consumption of so-called self-medication products. Other trends contributing to the growth in this market include increased availability of vitamins and nutritional supplements, increasing disposable income and a tendency for consumers to buy products under the motto "prevention is better than a cure."

      Vitamins and nutrition supplements are marketed to appeal to various groups, including: health conscious; those with an increased health risk due to hereditary or genetic factors; those who eat nutritionally inadequate meals; the physically active; children, women of child-bearing age and pregnant women; people on a weight reducing diet; and smokers.

      Vitamins and nutrition supplements are primarily distributed through pharmacies and drugstores and over the Internet.

      Based on our research we believe that the market will increase by 5% - 6% in the next three years.

      In Asia, the U.S. is an important player. Based on trade statistics, health supplements' imports from the U.S. showed a steady growth. The marketplace is generally very receptive to American products. While the market is highly competitive and indeed saturated, best prospects are those supplements that are innovative with scientifically proven benefits, focused on preventive care. Natural, holistic (i.e. wellness-focused), enzymatic formulae, anti-oxidants, bone-mineral enhancement formulae, brain-foods, vanity-related and those that provide a quick "pick-me-up" for sports enthusiasts are increasing in popularity. Examples of these "new-age" supplements would be Echinacea, gingko biloba, royal jelly, lingzhi, and pycnogenol, which are mostly sold over-the-counter. "Nutraceuticals," a recently coined term that refers to natural and herbal remedies that are manufactured and packaged in capsule form, is fast gaining acceptance. Multi-vitamins and vitamin C supplements are traditionally popular with the mass market.

      Market expansion is estimated to be between 3% and 5% annually as more Asians include supplements in their diet, with a view to overall health improvement.

Source and Availability of Raw Materials

      Desert Health Products, Inc. constantly searches worldwide with the help of its advisors for the finest quality raw materials in order to guarantee that The Company continues to provide the most active finished product to its customers.

      The Company has not experienced any material adverse effect on its business as a result of shortages of raw materials or packaging materials used in the manufacture of its products. An unexpected interruption or a shortage in supply could adversely affect The Company.

Quality Control

      Tablets and capsules are purchased from manufacturing operations, which include modern quality control laboratories and testing facilities. When products are ready for bottling, automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap, (which includes a tamper-resistant inner seal), affixes a label and adds a tamper-resistant outer safety seal. All of this is done according to Good Manufacturing Practice (GMP) regulations for dietary supplements. Finished blended powders and bulk products undergo the same quality control.

Major Customers

      For the years ended December 31, 2001 and 2000, a significant volume of sales was concentrated with three customers. These accounted for 54% of sales during fiscal 2001. In 2000 these three customers accounted for 55% of sales. If these customers, or any of The Company's other major customers substantially reduce their volume of purchases from Desert Health, results of operations could be materially adversely affected.

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of The Company's channels of distribution. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

      The Company believes that there are also numerous companies competing for nutritional product lines in its geographical markets. As most companies are privately held, The Company is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in brands. Most competitors are substantially larger than Desert Health and have greater financial resources, which could impact our success. Desert Health derives a competitive benefit of having spent several years establishing import rights into various countries.

International Sales

      Sales of The Company's products outside of North America represented approximately 83%, 78% and 95% in fiscal 2001, 2000 and 1999, respectively. The Company expects that international sales will continue to represent a significant portion of its sales. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical ingredients, currency exchange fluctuations, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international distributors and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on The Company's future international sales and, consequently, on The Company's business, operating results and financial condition.

Government Regulation

      The processing, formulation, packaging, labeling and advertising of The Company's products are subject to regulation by one or more Federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and countries in which Desert Health's products are sold. In addition, The Company markets certain of its products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc., (USP) and other voluntary standard organizations.

      The FDA in particular, is primarily responsible for regulation of the labeling, manufacture and sale of nutritional supplements, which the FDA believes to be unapproved drugs or food additives rather than food supplements. These products are primarily regulated by the FDA under the auspices of the Federal Food, Drug and Cosmetic Act (the "FFDCA"). Under the FFDCA, most dietary supplements are currently regulated as foods, which require no approval from the FDA prior to marketing. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of prescription drugs. Dietary supplements, however, must be labeled correctly to avoid being misbranded under the FFDCA. Health claims made by nutritional supplement companies with respect to their product are specifically regulated by the FDA. If such products make unapproved health claims, the FDA may consider them as unapproved drugs, which require approval by the FDA prior to marketing.

      The Dietary Supplemental Health and Education Act (DSHEA) recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that The Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing.

      DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations (GMP) for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. The Company believes that its facilities and those of independent third party manufacturers have completed significant facility renovations that should allow The Company to comply with the new regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels.

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

      Overseas, registration is mandatory in each country prior to distribution. This process may take from several months to over a year to complete. The Company, at any one time, may have several products waiting approval for registration and eventual distribution. The Company can provide no assurance as to the timing of such approvals.

Trademarks

      Desert Health owns or has applied for trademarks registered with the United States Patent and Trademark Office. Additionally, The Company has registered the Desert Health trade name and logo as Class 5 in the following countries: Argentina, Brazil, Canada, Egypt, France, Germany, Hong Kong, Indonesia, Italy, Malaysia, Mexico, Norway, Spain, Sweden, Taiwan, Britain and Northern Ireland. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks. Desert Health believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. Desert Health vigorously protects its trademarks against infringement.

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

      Desert Health believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived `fad' items, The Company is able to anticipate significant consumer demand for certain types of products. The Company develops high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of significant funds by The Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulations and packaging.

Product Liability/Insurance

      Desert Health, as a distributor of products that are ingested, faces an inherent risk of exposure to product liability claims. Accordingly, The Company maintains product liability insurance coverage and requires each of its suppliers to carry product liability insurance covering The Company. While management believes that its insurance coverage is adequate, there can be no assurance that any judgment against The Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on The Company.

Employees

      As of December 31, 2001, The Company had 6 full time employees at our headquarters in Scottsdale, Arizona, USA and an additional three employees in The Company's offices in Beijing, China. None of our employees are subject to any collective bargaining agreement. Consultants are utilized as needed in marketing and sales. Commissioned personnel include persons The Company may hire from time to time in sales and marketing.

      Our proposed personnel structure can be divided into three broad categories: (1) management and professional, (2) administrative, and (3) project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and workload demands.

      The Company is dependent upon the services of Johnny Shannon, Chairman and President of The Company. Mr. Shannon currently has an Employment Agreement with The Company, which will expire January 31, 2004. The Company's future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Shannon or The Company's inability to attract and retain other qualified employees could have a material adverse effect on The Company.

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

ITEM 2. PROPERTIES

      The Company's main offices are located at 8221 East Evans Road, Scottsdale, Arizona, USA, and its telephone number is 480.951.1941, Fax Number:
480.661.7163. E-mail address: info@deserthealth.com. The facility is a leased 11,000 square foot building. These headquarters are adequate for marketing efforts domestically and internationally. The Company anticipates it may require additional space in the future, but anticipates no difficulty in obtaining such space in its immediate vicinity at favorable rates. The Company pays rent at the rate of $11,066.00 per month.

      The Company has an office in Beijing, China in the Dongcheng District and pays rent of $631.00 per month.

ITEM 3. LEGAL PROCEEDINGS

      There are no pending material legal proceedings to which The Company or any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "DHPI". The following table sets forth the quarterly high and low bid prices for The Company's Common Stock as reported by the OTC:BB. for the last six quarters. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                   Average Low              Average High

September 2000                     .78                      1.50
December 2000                      .38                      1.06
March 2001                         .38                      1.34
June 2001                          .30                      0.56
September 2001                     .41                      0.80
December 2001                      .16                      0.51

As of December 31, 2001, we had 9,010,321 shares outstanding held by approximately 326 stockholders.

      The Company has never declared or paid dividends on its Common Stock. The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on The Company's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of The Company's products, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of The Company's financial condition and results of operations should be read in conjunction with The Company's financial statements and the related notes thereto appearing elsewhere herein.

Cautionary Statement Regarding Forward-looking Statements

      The Company's Form 10KSB, The Company's Annual Report to Shareholders, this or any other Form 10QSB of The Company or any other written or oral statements made by or on behalf of The Company may include forward-looking statements which reflect The Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate", "intends", "estimate", "forecast", "project" and similar expressions identify forward-looking statements.

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of The Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by The Company). Though The Company has attempted to list comprehensively these important factors, The Company wishes to caution investors that other factors could in the future prove to be important in affecting The Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only of The Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

      Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

      Factors that are likely to cause our results to fluctuate include the following:

      o The gain or loss of significant customers or significant changes in purchasing volume;

      o The amount and timing of our operating expenses and capital expenditures;

      o Changes in the volume of our product sales and pricing concessions on volume sales;

      o     The timing, rescheduling or cancellation of customer orders;

      o     The varying length of our sales cycles;

      o Our ability to specify, develop, complete, introduce and market new products and bring them to volume production in a timely manner;

      o The rate of adoption and acceptance of new industry standards in our target markets;

      o The effectiveness of our product cost reduction efforts and those of our suppliers;

      o     Changes in the mix of products we sell; and

      o     Changes in the average selling prices of our products.

      There is a limited public market for our common stock. Although our common stock is listed on the OTC Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

      Our success depends heavily upon the continued contributions of Johnny Shannon, our President, whose knowledge, leadership and technical expertise would be difficult to replace. The Company has an Employment Agreement with Mr. Shannon that expires January 31, 2004. Additionally, The Company has key man insurance in the amount of $500,000 on Mr. Shannon.

      To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate additional highly skilled sales, marketing, and finance personnel. If we are not able to hire, train and retain a sufficient number of qualified employees, our growth will be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenue.

      In addition, as a company focused on the development of complex products, we will need to hire additional staff of various experience levels in order to meet our product roadmap. .

      We are subject to various risks associated with technological change and if we do not adapt our products to the changes our business will be adversely affected

      Our performance will partially depend on our ability to enhance our existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. We cannot predict if we will use new methodologies effectively or adapt our products to consumer, vendor, advertising or emerging industry standards. If we were unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition could be materially adversely affected.

      If we need additional financing, we may not be able to raise further financing or it may only be available on terms unfavorable to us or our stockholders.

      We believe that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least twelve months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

      o     Fund more rapid expansion;

      o     Fund additional marketing expenditures;

      o     Develop new products or enhance existing products;

      o     Enhance our operating infrastructure;

      o     Hire additional personnel;

      o     Respond to competitive pressures; or

      o     Acquire complementary businesses or technologies.

      If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

Overview

      The Company's auditors report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

      As a result of our deficiency in working capital at December 31, 2001, and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

Results of Operations

      Period from January 1, 2001 to December 31, 2001

      Revenues. Revenues for the year ended December 31, 2001 were $300,845, an increase of $82,940.00 or 38% increase from $217,905 for the year ended December 31, 2000. This increase was principally attributable to Desert Health's penetration into the domestic market.

      General and Administrative. General and administrative, legal and consulting expenses for the year ended December 31, 2001, were $2,202,178 which was an increase over the $1,464,056 for the year ended December 31, 2000. This increase was primarily the result of increased expenses related to: (i) continued aggressive amortization expense; (ii) interest expense; and (iii) common stock issued in lieu of cash payments to employees and consultants. Amortization for the year ended December 31, 2001 was $654,020, which was an increase of $172,321 over $481,699 for the year ended December 31, 2000. This increase in amortization was the result of amortizing the costs incurred in acquiring the reporting company into which the Company completed its 12g-3 merger, thus allowing Desert Health to be publicly traded. This increase in amortization is also due to the continued aggressive amortization of patents, trademarks and other intangibles acquired in the last two years.

      Net loss for The Company was $1,880,380 for the year ended December 31, 2001 as compared to net loss of $1,468,195 for the year ended December 31, 2000. This increase was the result of increasing activity and related additional expenses discussed above.

Liquidity and Capital Resources

      As indicated in The Company's financial statements attached, The Company's gross revenue was not sufficient to meet its operating expenses for the year ended December 31, 2001. In addition, as of December 31, 2001, The Company's current liabilities exceeded its current assets by $824,858. These factors create an uncertainty regarding The Company's ability to continue as a going concern. Management believes agreements being negotiated subsequent to year-end December 31, 2001, and new product orders as product registrations in foreign countries are completed, will provide The Company with additional cash and liquidity to sustain operations.

      Since inception, The Company has financed its cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As The Company continues its marketing activities in Europe, Asia and North America, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide its working capital.

      Over the next twelve months, The Company intends to increase its revenues by releasing new products under development to its target markets. The Company will continue to increase the number of its employees, and expand its facilities where necessary to meet product development and completion deadlines. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, The Company will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available it may take either the form of debt, equity, or a combination thereof. The down turn in the capital market will substantially impact The Company's ability to sell securities in planned amounts and in turn its ability to meet its capital requirements. In either case, the financing could have a negative impact on the financial condition of The Company and its Shareholders.

Costs Associated with Events of September 11, 2001

      Due to events of September 11, 2001, orders from some of Desert Health's international customers were cancelled because of the unsettled conditions internationally and domestically. Revenues for the fourth quarter and investment funding for the fourth quarter were affected. Also, due to the events of September 11, 2001, Desert Health was unable to consummate a proposed private placement of $500,000 from C.G. Planning supported by Japanese investors and $200,000 bridge financing from Joe Radcliffe and Associates in New York City.

      On September 10, 2001, The Company had issued a Press Release related to an investor relations agreement with Millennium International. This arrangement was important to The Company as it supported the two funding packages. However, due to the 9/11 incidents the private placement, bridge financing, and investor relations agreement were canceled. This directly affected The Company's ability to move forward with its projects domestically and internationally.

      It has caused The Company to change direction and pursue additional funding from other sources in order to move forward with its projects.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements" and Financial Statement schedules appearing on Page 20 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No changes to report.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT: COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

      The following table sets forth the names, positions with The Company and ages of the executive officers and directors of The Company. Directors shall be elected at The Company's annual meeting of shareholders and each director shall hold office for a term of one year and until their successors shall have been duly chosen and shall have qualified. The board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

      Name                  Age    Title

Johnny Shannon              65     Chief Executive Officer, Chairman, President,
                                   and Director
Georgia Aadland             64     Secretary/Treasurer and Director
Thor Lindvaag               54     Director, Sr. Vice President of International
                                   Marketing
Lawrence G. Olson           60     Director
William T. Walker, Jr.      69     Director

Duties, Responsibilities and Experience

Johnny Shannon has been President and a Director of The Company since 1996. From 1984 - 1996 Mr. Shannon served as an officer, director and shareholder with several nutritional supplement companies.

Georgia Aadland has been Secretary/Treasurer of The Company since 1997 and a Director of The Company from 1991 to 1996 and from 1998 to present.

Thor Lindvaag has been Director and Senior Vice President of International Marketing of The Company since 1996. From 1991 - 1996, Mr. Lindvaag was President of Trim and Fit International. From 1988 - 1991, he was the managing Director of Arizona Health Holding.

Lawrence G. Olson, Director of The Company, is currently an officer and director of Olson Precast of Arizona, Inc. Mr. Olson has been a director of several public companies, including the Phoenix National Bank. Mr. Olson graduated from the School of Engineering at the University of Southern California in 1959.

William T. Walker, Jr., Director of The Company, has over forty years experience in the capital markets industry. Mr. Walker has been a member of the board of the Securities Industry Association, Chairman of the California District Securities Industry Association, Governor of the Pacific Stock Exchange, President of the Bond Club of Los Angeles, and a member of the American Stock Exchange Advisory Committee. Mr. Walker graduated from Culver Military Academy, and attended Stanford University and served in the United States Air Force.

LIMITATION OF LIABILITY OF DIRECTORS

      The By-laws of The Company provide as follows: " Except as hereinafter stated otherwise, the Corporation shall indemnify all of its officers and directors, past, present and future, against any and all expenses incurred by them, and each of them including but not limited to legal fees, judgments and penalties which may be incurred, rendered or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as Officers or Directors of this Corporation."

      However, insofar as indemnification for liabilities arising under the Securities Act of 1933 as amended may be permitted to directors and officers of The Company pursuant to the foregoing provisions, or otherwise, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

      The Board of Directors does not have a Compensation Committee. Johnny Shannon, President and Chairman, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

      General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2001, the Board of Directors, through the Chairman and President, reviewed and approved the compensation of our executive officers.

      Loans. From time to time our Board of Directors may approve loans to our officers and employees. The amounts and timing of these loans are based on our financial position at the time of grant and made at the sole discretion of the Board of Directors. In fiscal 2001, our Board of Directors granted no loans to any officers or directors of The Company.

      Overall Policy; Significant Factors. During fiscal 2001, our continued entrance into the international market, which brings with it all the normal capital requirements to sustain growth, influenced the compensation decisions made by the Board of Directors in respect to our executive officers. Therefore, certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

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

            Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Desert Health executive officers and directors, and persons who beneficially own more than ten percent of Desert Health's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Desert Health with copies of all Section 16 (a) forms they file. Based upon a review of such copies of such forms furnished to Desert Health and written representations from Desert Health executive officers and directors, Desert Health believes that during fiscal 2001 all forms 3 and 4 were filed on a timely basis for Desert Health executive officers and directors. Forms 5 for Mr. Shannon, Ms. Aadland, Mr. Lindvaag, Mr. Olson and Mr. Walker were filed late.

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

      The Company has Employment Agreements with Johnny Shannon, Georgia Aadland and Thor Lindvaag, all of which expire January 31, 2004.

Summary Compensation Table

                                                                     Long Term
                                  Annual Compensation                Compensation

Name and Principal                                 Other Annual  Restricted
     Position              Year    Salary   Bonus  Compensation  Stock        Options
Johnny Shannon (1)         2001    0        0          $143,863  75,000       0
CEO, Chairman,             2000    0        0          $112,777  0            0
President and              1999    0        0                 0  50,000       1,000,000
Director                   1998    0        0                 0  0            0

Georgia Aadland            2001    0        0           $38,400  75,000       0
Secretary/Treasurer        2000    0        0           $38,500  0            0
                           1999    0        0           $28,000  80,400       500,000
                           1998    0        0           $ 5,450  0            0

Thor Lindvaag (2)          2001    0        0           $49,675  75,000       0
Director, Vice             2000    0        0           $56,894  0            0
President of               1999    0        0                 0  50,000       500,000
International              1998    0        0            $2,308  0            0
Marketing

Lawrence G. Olson          2001    0        0                 0  50,000
Director                   2000    0        0                 0  0            0
                           1999    0        0                 0  50,000       0
                           1998    0        0                 0  0            0

William T. Walker, Jr.     2001    0        0           $10,000  50,000       0
Director                   2000    0        0            $5,000  25,000       0
                           1999    0        0                 0  25,000       0
                           1998    0        0                 0  0            0

Ray Quadt (3)              2001    0        0                 0  0            0
Previous Director          2000    0        0                 0  0            0
                           1999    0        0                 0  50,000       0
                           1998    0        0                 0  0            0

      (1) A loan at 8.5 % APR interest was received by Johnny Shannon in the sum of $244, 998 for year ended December 31, 2000, and the sum of $208,508 for the year ended December 31, 1999. No loans were made to Mr. Shannon in 2001.

      (2) A loan at 8.5% APR interest was received by Thor Lindvaag in the sum of $3,000 for year ended December 31, 2000, and the sum of $24, 760 for the year ended December 31, 1999. No loans were made to Mr. Lindvaag in 2001.

      (3) Mr. Quadt resigned from the Board of Directors in 2000 for health reasons and passed away in February 2002.

Compensation of Directors

      All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of The Company, beneficially owned or had the right to acquire more than 10% of the outstanding common stock, (ii) each director of The Company and (iii) all executive officers and directors of The Company as a group.

                                            Number               Percent
Name of Beneficial Owner (1)                Of Shares            Of Class (2)
Johnny Shannon (4)                             75,000                 1
JDS Investments LP (3)                      3,633,950                40
Georgia Aadland                               305,400                 3
Thor Lindvaag                                 255,000                 3
Lawrence G. Olson                             152,500                 2
William T. Walker, Jr.                        100,000                 1

All Directors & Officers as a Group         4,521,850                50

      (1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

      (2) Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%.

      (3)   Shares controlled by Johnny Shannon, President of The Company

      (4) Johnny Shannon holds 1,000,000 shares of Preferred stock with 10:1 preferential voting rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Director/Officer Contract Labor: Three Officers and Directors of Desert Health received compensation as contract labor in lieu of salary. In 1998 and 1999 Mr. Shannon did not receive either salary or compensation as contract labor. In 2000, Mr. Shannon received $ 112,777. Thor Lindvaag did not receive either salary or compensation as contract labor in 1998 or 1999; however, Mr. Lindvaag received $56,894 in 2000. Georgia Aadland received compensation as contract labor of $5,450 in 1998, $28,000 in 1999, and $38,550 in 2000.

     Loans: Two of the Officers and Directors of Desert Health received, collectively, a total of $247,998 in loans at 8.5% APR in 2000. No loans were made to any Directors or Officers in 2001.

     Insider Relationships: Jonathan Gotcher, Vice President/Internet Development and Marketing, is the grandson of the Chairman and President, Johnny Shannon. In fiscal year 2000, the Board of Directors granted Mr. Gotcher a $3,200 loan bearing interest at 8.5% per annum. No loans were made to Mr. Gotcher in fiscal year 2001.

     Affiliate Company: The Company has been affiliated with another corporation, Royal Products, Inc. As of December 2001, Johnny Shannon, the majority shareholder of Royal Products sold his interest in Royal Products. The Company advanced no operating expenses to Royal Products in fiscal year 2001.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this Report

          1.   Financial Statements:

               A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    1.   Independent Auditors Report

                    2.   Financial Statements:

                              Balance Sheet                                        2
                              Statements of Operation and Accumulated Deficit      3
                              Statements of Changes in Stockholders Equity         4
                              Statements of Cash Flows                             5
                              Notes to Consolidated Financial Statements           6 - 11

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          2. During the fiscal year 2001, The Company filed the following 8-K's: None

          3. Subsequent to the end of the fiscal year The Company filed the following reports on Form 8-K: None

          4.   Exhibits

Exhibit
Number         Description

(1)            N/A

(2)(1) Acquisition Agreement and Plan of Merger with Intercontinental Capital Fund, Inc., (Incorporated by Reference)

(3) (i)(2)     Articles of Incorporation

                    A. Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)

                    B. Amended Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)

(3) (ii)(2)    Bylaws

                    Bylaws of Desert Health Products, Inc. Incorporated by Reference

(4)(2)         Instruments defining the rights of security holders:

(4) (i)        (a)  Articles of Incorporation for Desert Health Products, Inc.
                    (Incorporated by Reference.)

               (b) Amended Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)

               (c) Bylaws of Desert Health Products, Inc. (Incorporated by Reference)

(5)            N/A

(8)            N/A

(9)            N/A

(10)           Material Contracts

                    1. (3) Separation and Distribution Agreement between Desert Health Products, Inc., and Royal Phoenix (Incorporated by Reference)

                    2. (2) Product Marketing and Distribution Agreement between Desert Health products, Inc., and GH Associates, Inc. (Incorporated by Reference)

                    3. (2) Agreement regarding Dr. Harris's Original Perfect Feet Formula (Incorporated by Reference)

                    4. (2) Exclusive Distribution Agreement between Desert Health Products, Inc., and Silmarc Pharma s.r.l. in Italy. (Incorporated by Reference)

                    5. (2) Exclusive Distribution Agreement between Desert Health Products, Inc. and Snore Formula Inc. (Incorporated by Reference)

                    6. (2) Modification of Contract between Desert Health Products, Inc. and Snore Formula Inc. (Incorporated by Reference)

                    7. Agreement regarding Dr. Harris's Original Diabetic Feet Formula-Filed herewith

                    8. Employment Agreement between Desert Health Products, Inc. and Johnny Shannon-Filed herewith

                    9. Employment Agreement between Desert Health Products, Inc. and Georgia Aadland - Filed herewith

                    10. Employment Agreement between Desert Health Products, Inc. and Thor Lindvaag - Filed herewith

(11)           N/A

(13)           N/A

(15)           N/A

(16)           N/A

(17)           N/A

(18)           N/A

(19)           N/A

(20)           N/A

(21)           N/A

(22)           N/A

(23)           Consent of Desert Health's Auditor

(24)           N/A

(25)           N/A

(26)           N/A

(99)           Cautionary Statement Regarding Forward Looking Statements

(1)  Filed in a Form 8-K on March 15, 2000.

(2)  Filed in a Form 10-KSB on April 3, 2001.

(3)  Filed in a Form 8-K on October 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.                     DATED:               2002
                                                        -------------

By:
    --------------------------
         Johnny Shannon
         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                       Date


/S/ Johnny Shannon                  President                   March 29, 2002
--------------------------
Johnny Shannon


/S/ Georgia Aadland                 Secretary/Treasurer         March 29, 2002
--------------------------
Georgia Aadland


/S/ Thor Lindvaag                   Director                    March 29, 2002
--------------------------
Thor Lindvaag


/S/ Lawrence Olson                  Director                    March 29, 2002
--------------------------
Lawrence Olson


/S/ William T. Walker, Jr.          Director                    March 29, 2002
--------------------------
William T. Walker, Jr.

                          DESERT HEALTH PRODUCTS, INC.

                              FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

                                TABLE OF CONTENTS



INDEPENDENT AUDITOR'S REPORT                                                  1

FINANCIAL STATEMENTS

         Balance Sheets                                                       2

         Statements of Operations and Accumulated Deficit                     3

         Statements of Changes in Stockholders' Equity                        4

         Statements of Cash Flows                                             5

NOTES TO FINANCIAL STATEMENTS                                              6-11

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Desert Health Products, Inc.


I have audited the accompanying balance sheets of Desert Health Products, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Health Products, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has suffered substantial recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ James E. Raftery CPA PC

February 21, 2002
Mesa, Arizona

                          DESERT HEALTH PRODUCTS, INC.
                                 BALANCE SHEETS
                                  December 31,


                                                             2001           2000
                                                          ----------     ----------
                                 ASSETS
 Current Assets
       Cash                                               $   52,090     $   86,212
       Accounts receivable                                        --             22
       Notes receivable                                      377,825        635,904
       Interest receivable                                    77,840         45,000
       Inventory                                             131,088        140,205
       Advances                                                1,671             --
       Prepaid expenses                                       54,905            734
                                                          ----------     ----------
            Total Current Assets                             695,419        908,077

 Property and Equipment, net                                 117,476        117,296

 Other Assets
       Cash                                                       --         10,000
       Intangibles, net                                    1,693,983      1,536,616
       Deposits                                               10,000         10,000
                                                          ----------     ----------
                                                           1,703,983      1,556,616
                                                          ----------     ----------

                                                          $2,516,878     $2,581,989
                                                          ==========     ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


 Current Liabilities
       Accounts payable and accrued expenses              $  271,005     $  171,835
       Deferred revenue                                       40,000         90,201
       Interest payable                                      157,735         46,506
       Current portion of obligations payable              1,051,537        691,922
                                                          ----------     ----------
            Total Current Liabilities                      1,520,277      1,000,464

 Long Term Liabilities
       Obligations payable, net of current portion           390,683             --
                                                          ----------     ----------
            Total Liabilities                              1,910,960      1,000,464

 Stockholders' Equity                                        605,918      1,581,525
                                                          ----------     ----------

                                                          $2,516,878     $2,581,989
                                                          ==========     ==========


               See accompanying notes to the financial statements

                           DESERT HEALTH PRODUCTS, INC
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            Years Ended December 31,


                                                   2001            2000
                                               -----------      -----------

    Revenue, net                               $   361,355      $   217,905

    Cost of Sales                                  177,869          154,377
                                               -----------      -----------
        Gross Profit                               183,486           63,528

    Operating Expenses                           2,202,178        1,464,056
                                               -----------      -----------

        Loss from operations                    (2,018,692)      (1,400,528)

    Other Income (Expense)
        Interest expense                          (149,405)         (48,814)
        Interest income                             35,390           45,416
        Loan inducement fees                       (50,350)         (64,969)
        Bad debt expense                           (32,551)              --
        Miscellaneous expense                       (5,772)              --
        Miscellaneous income                       341,000              700
                                               -----------      -----------
                                                   138,312          (67,667)
                                               -----------      -----------

        Net Loss before extraordinary item      (1,880,380)      (1,468,195)

    Extraordinary Item
        Relinquishment of debt                     110,000               --
                                               -----------      -----------

    Net Loss                                    (1,770,380)      (1,468,195)

        Beginning accumulated deficit           (2,259,144)        (790,949)
                                               -----------      -----------

        Ending accumulated deficit             $(4,029,524)     $(2,259,144)
                                               ===========      ===========


    Earnings Per Common Share                  $    (0.189)     $    (0.182)
                                               ===========      ===========


               See accompanying notes to the financial statements


                                                                DESERT HEALTH PRODUCTS, INC.
                                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                   Years ended December 31,


                                         Common Stock          Preferred Stock
                                   ----------------------  ----------------------  Additional   Stock
                                                Par Value              Par Value     paid-in  subscription Accumulated
                                      Shares     $.001 sh    Shares    $.001 sh      Capital   receivable    Deficit       Total
                                   ----------------------  ----------------------  ----------  ----------  -----------  -----------
Balances, December 31, 1999         6,922,521 $     6,922     375,000 $       375 $ 1,554,847 $    (1,000) $  (790,949) $   770,195

Common shares issued in 2000 to:
       Acquisition of intangibles     170,438         171     898,500         898   1,075,468          --           --    1,076,537
       Fees                           475,012         475          --          --     475,013          --           --      475,488
       Cash                           500,000         500          --          --     500,000          --           --      500,500
       Subscription receivable             --          --          --          --          --     227,000           --      227,000
Net loss for year ended
  December 31, 2000                        --          --          --          --          --          --   (1,468,195)  (1,468,195)
                                   ----------------------  ----------------------  ----------  ----------  -----------  -----------
Balances, December 31, 2000         8,067,971       8,068   1,273,500       1,273   3,605,328     226,000   (2,259,144)   1,581,525

Common shares issued in 2001 to:
       Fees                           667,350         667      65,000          65     371,041          --           --      371,773
       Cash                           150,000         150          --          --      74,850          --           --       75,000
       Subscription receivable        125,000         125          --          --     124,875     223,000           --      348,000
Net loss for year ended
  December 31, 2001                        --          --          --          --          --          --   (1,770,380)  (1,770,380)
                                   ----------------------  ----------------------  ----------  ----------  -----------  -----------
Balances, December 31, 2001         9,010,321 $     9,010   1,338,500 $     1,338 $ 4,176,094 $   449,000  $(4,029,524) $   605,918
                                   ======================  ====================== =========== ===========  ===========  ===========


               See accompanying notes to the financial statements

                          DESERT HEALTH PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,


                                                                          2001             2000
                                                                       -----------      -----------
 Cash Flows from Operating Activities
         Cash received from customers                                  $   361,377      $   334,714
         Interest income                                                        --           45,416
         Miscellaneous income                                              341,000              700
         Cash paid to suppliers and employees                           (1,363,435)      (1,039,302)
         Loan inducement fees                                                   --          (64,969)
         Interest expense                                                  (27,941)         (48,814)
                                                                       -----------      -----------

              Net Cash Provided (Used) in Operating Activities            (688,999)        (772,255)

 Cash Flows from Investing Activities
         Purchase of furniture and equipment                               (19,879)         (14,649)
         Purchase of intangibles                                          (381,387)      (1,665,414)
         (Increase) Decrease in notes receivable                               490         (275,327)
                                                                       -----------      -----------

              Net Cash Provided by Investing Activities                   (400,776)      (1,955,390)

 Cash Flows from Financing Activities
         Issuance of common and preferred stock                                276            2,044
         Increase (Decrease) in stock subscription receivable               (7,000)         227,000
         Increase in additional paid in capital                            199,725        2,050,481
         Increase in loans                                                 852,652          419,729
                                                                       -----------      -----------
              Net Cash Provided (Used) by Financing Activities           1,045,653        2,699,254

              Net Increase (Decrease) in Cash and Cash Equivalents         (44,122)         (28,391)

 Beginning Cash and Cash Equivalents                                        96,212          124,603
                                                                       -----------      -----------

 Ending Cash and Cash Equivalents                                      $    52,090      $    96,212
                                                                       ===========      ===========

               See accompanying notes to the financial statements

 Reconciliation of Changes in Net Operations to Net Cash Used
      by Operating Activities:
         Loss from operations                                                       $(1,770,380)         $(1,468,195)
         Adjustments to reconcile change in loss from operations to net cash provided (used) by operating activities:

              Depreciation                                                               19,698               15,454
              Amortization                                                              654,020              481,699
              Stock issued for services                                                 371,773                   --
              Bad debt expense                                                           32,551                   --
              Loan inducement fees                                                       50,350                   --
              Relinquishment of debt                                                   (110,000)                  --
         (Increase) decrease in operating assets
              Accounts receivable                                                            22               26,608
              Inventory                                                                   9,117               (8,743)
              Advance                                                                    (1,671)                  --
              Interest receivable                                                       (35,391)             (45,000)
              Prepaid expense                                                           (29,171)              24,266
         Increase (decrease) in operating liabilities
              Accounts payable                                                           48,820               76,258
              Deferred revenue                                                          (50,201)              90,201
              Interest payable                                                          121,464               35,197
                                                                                ----------------     ----------------

                   Net Cash Provided (Used) by Operating Activities                  $ (688,999)          $ (772,255)
                                                                                ================     ================


 Non-cash transactions
              Decrease in note receivable for intangibles                             $ 200,000           $       --
              Issuance of stock for intangibles                                       $      --           $1,550,481

                          DESERT HEALTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

Nature of Operations

The Company was incorporated in the state of Arizona on July 21, 1991 to develop dietary supplement products from natural plant extracts. The Company is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States, Europe, Asia and the Middle East, to treat a variety of diseases and physical conditions. The Company identifies and quantifies the properties within plant resources that are believed to provide therapeutic or other health benefits and to produce dietary supplements.

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

Depreciation

Depreciation is computed by using the straight-line method for financial reporting purposes and the accelerated cost recovery method for federal income tax purposes. Depreciation expense for financial reporting purposes was $19,698 and $15,454 for the years ended December 31, 2001 and 2000, respectively.

Intangible Assets

Intangible assets consist of costs of a reporting public shell, developing website, trademarks, registrations and other general intangibles and are being amortized either at a straight-line rate of three to eight years, or if the asset's life is indefinite, no amortization is recorded. Amortization expense was $654,020 and $481,699 for the years ended December 31, 2001 and 2000, respectively.

Revenue and Cost Recognition

Revenues are recognized when earned, and expenses are recognized when incurred.

                          DESERT HEALTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - NOTES RECEIVABLE

                                                                                                2001                2000
                                                                                             ----------          ----------
        Notes receivable to officers and directors exclusive of $27,760. Interest
        was imputed at the rate of 8.5%.                                                     $  377,825          $  635,904
                                                                                             ==========          ==========

Interest receivable was $77,840 and $45,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized.

Property and equipment are summarized by major classifications as follows:


                                                           2001                2000
                                                         ---------           ---------

         Equipment, 3-7 year life                        $  97,000           $  90,292
         Leasehold Improvements, 5-39 year life             60,572
                                                                                47,400
         Less: Accumulated Depreciation                    (40,096)            (20,396)
                                                         ---------           ---------

                                                         $ 117,476           $ 117,296
                                                         =========           =========

NOTE D - INCOME TAXES

The Company has loss carry forwards totaling $3,906,607 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

                    December 31,
                        2016                                    $3,337
                        2017                                    86,270
                        2018                                    17,000
                        2019                                   600,000
                        2020                                 1,500,000
                        2021                                 1,700,000
                                                          ------------

                                                            $3,906,607
                                                          ============

                          DESERT HEALTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



NOTE D - INCOME TAXES CONT'

Taxable losses for the years ending December 31, 2001 and 2000 are estimated to be $1,700,000 and $1,500,000, respectively. Ordinarily, the Company would record an extraordinary item in each year, representing the deferred tax benefit that could be realized when those tax losses are applied against future taxable income. We estimate the extraordinary item would be $1,000,000 and $600,000 for the years ended December 31, 2001 and 2000, respectively. However, the deferred tax benefit would only be realized in future years with taxable income. Any future tax benefit that might be realized has been offset by a 100% allowance due to the uncertainty regarding the Company's ability to continue as a going concern.

NOTE E - CONCENTRATIONS

For the years ended December 31, 2001 and 2000, a significant volume of sales were concentrated with three vendors. Of the total revenue for the years ended December 31, 2001 and 2000, 54% and 55% or $157,600 and $119,218 were received from those sources, respectively.

NOTE F - MISCELLANEOUS INCOME

Miscellaneous income consists of $325,000 for the sale of ten-percent of exclusive marketing rights, both domestic and foreign for Dr. Harris' Original Diabetic Feet, and $16,000 in legal settlement fees for the period ended December 31, 2001.

NOTE G - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2001 and 2000 the Company paid $541,038 and $292,171, respectively, as independent contractor fees to officers, directors, and relatives of officer's of the Corporation. Additionally, the Company purchased intangible assets in the amount of $275,000 from an individual who is a majority shareholder, director and officer of the Company.

NOTE H - PRIOR PERIOD ADJUSTMENT

The prior year's financial statements have been restated due to an overstatement of expenses in prior years. Expenses were accrued in prior years but subsequent payments for these expenses were not applied to the accrual. The correction has no affect on the results of the current or prior year's activities, however, the cumulative affect decreases accumulated deficit by $31,482.

NOTE I - COMPENSATED ABSENSES

The Company has not accounted for compensated absences because currently it cannot be reasonably estimated, but believes the amount to be immaterial.

                          DESERT HEALTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE J -LONG TERM DEBT

Long-term notes payable consists of the following: at December 31,

                                                                                                2001                     2000
                                                                                          ------------------       ----------------

        Unsecured notes payable to various individuals, payable in quarterly interest only installments of $45,223, bearing interest at rates of 10%
        to 16% per annum. Maturity dates range from December 31, 2001 to June
        20, 2004.                                                                                $  925,183              $  412,354

        Notes payable to various individuals, payable in quarterly interest only installments of $3,750, bearing interest at a rate of 12% per annum.
        Secured by 125,000 shares of Desert Health Products, Inc. Preferred
        Stock. Maturity dates range from September 22, 2001 to September 29,
        2003.                                                                                       125,000                 125,000

        Note payable to an individual, payable in semi-annual interest only installments of $2,322, bearing interest at a rate of 15% per annum.
        Personally guaranteed by an officer of the Corporation.                                      18,700                  24,000

        Unsecured, non-interest bearing demand notes payable to various
        individuals.                                                                                 37,000                      --

        Unsecured notes payable to various individuals, payable in monthly interest only installments of $662, bearing interest at rates of 10% to
        12% per annum.                                                                               72,418                  75,418

        Unsecured, demand note payable, with a single $1,000 interest
        installment due at maturity.                                                                 15,000                      --

        Note payable to an individual, payable in monthly interest only installments of $500, bearing interest at a rate of 12% per annum.
        Personally guaranteed by an officer of the Corporation.                                      50,000                  50,000

        Unsecured, demand note payable, with a single $11,250 interest
        installment due at maturity.                                                                 75,000                      --

        Note payable to a bank, bearing interest at 8.75% per annum.                                    901                   5,150

        Unsecured, non-interest bearing note payable to an individual. Monthly payments are for $2.00 per every set of Dr. Harris' Original Diabetic
        Feet sold worldwide, up to $50,000.                                                          23,018                      --

        Demand note payable, non-interest bearing, secured by intangible assets
        of the Corporation.                                                                         100,000                      --
                                                                                          ------------------        ----------------

        Total Notes Payable                                                                       1,442,220                 691,922

        Less Current Maturities                                                                  (1,051,537)               (692,922)
                                                                                          ------------------        ----------------

                                                                                          $         390,683         $            --
                                                                                          ==================        ================

                          DESERT HEALTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



NOTE K - GOING CONCERN

As indicated in the accompanying financial statements, the Company's gross revenue is not sufficient to meet its operating expenses for the year ended December 31, 2001. Additionally, as of that date the Company's current liabilities exceeded its current assets by $824,140. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management of the Company has developed the following plan to reduce its liabilities and increase its gross revenues.

Management believes they have strong support from their international clients and registrations from various countries around the world are continuing to be approved. This coupled with the exclusive marketing rights for a newly acquired product geared to helping diabetic foot problems and a new burn and scald relief product, management has forecasted sales over the next twelve months to be between $700,000 and $1,200,000. Furthermore, management has cut salaries and advertising by forty-percent and has suspended costly international trade shows over the next nine months. Management also expects to receive substantial support in the second and third quarters of 2002 from their new markets in Asia, Europe, and the Middle East. Lastly, management has entered into an agreement with an individual to provide quarterly funding to the Company in order to stabilize expenditures.

Management believes the agreements entered into as described above will bring liquidity and profitability to the Company in the coming year. They believe exclusive marketing rights to the new health products, and other products they are negotiating for, will bring significant volume and profitability. They also feel that potential royalties should be extremely profitable for several years.

The ability of the Company to continue as a going concern is dependent upon the aforementioned ability to raise additional outside capital and/or significantly increase its market share to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE L - COMMITMENTS

As of December 31, 2001 the Company is under written obligation to issue 115,000 shares of Desert Health Products, Inc.'s common stock, valued at $40,200 as loan inducement fees to various individuals.

The Company is currently in default of $1,176,901 of their debt obligations, and $484,500 of notes payables have an option to convert to shares of common stock at eighty-percent of the bid price. Also, an additional $80,000 of notes payables have an option to convert to shares of common stock for one dollar per share. Subsequent to December 31, 2001 $45,000 of notes payables has been converted to 75,000 shares of common stock.

The Company has written agreements with several individuals to pay royalties between $.20 and $1.00 per unit of Dr. Harris' Original Diabetic Feet sold in the United States and Canada, to be paid quarterly for twelve months. Also, the company has a written agreement with an individual to pay royalties of $2.00 per every unit of Dr. Harris' Original Diabetic Feet sold worldwide up to $50,000, after reaching $50,000 the Company will pay this individual $.75 per unit indefinitely.

                          DESERT HEALTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE M - COMMITMENTS CONT'

Furthermore, the Company has a domestic agreement with the manufacturer of Dr. Harris' Original Diabetic Feet whereas, the product must be sold at a minimum sales price of fifteen dollars per unit and the Company and manufacturer will each have a fifty-percent interest in the proceeds after a two dollar royalty and cost of product and packaging expense. The Company further agrees to pay the manufacturer a twenty-percent commission on all sales above the minimum fifteen dollars per unit, not to exceed five dollars per unit. These fees are to be paid quarterly on received funds.

The Company conducts its operations from facilities under a three year non-cancelable operating lease expiring January 31, 2003. Additionally, the Company leases office space at its Beijing, China branch under a one year renewable lease. The following is the future minimum rental payments as of December 31, 2001:


                   December 31,
                       2002                             $        120,132
                       2003                                        9,403
                                                        ----------------

                                                        $        129,535
                                                        ================

Total rent expense for the years ended December 31, 2001 and 2000 was $139,328 and $134,828.