Form 10QSB
period 2002-03-31
DESERT HEALTH PRODUCTS INC
filed 2002-05-15
CIK 1097570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the quarterly period ended March 31, 2002   Commission file number 000-27931
                                                                       ---------

                          DESERT HEALTH PRODUCTS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

Arizona                                                 86-0699108
-------                                                 ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

8221 East Evans Road
Scottsdale Arizona                                      85260
------------------                                      -----
(Address of Principal executive offices)                (Zip Code)

                                  480.951.1941
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of March 31, 2002, there were 9,201,321 Shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          DESERT HEALTH PRODUCTS, INC.
                             STATEMENT OF CASH FLOWS
                          Quarter Ended March 31, 2002

Cash Flows from Operating Activities
        Cash received from customers                                  $  31,755
        Miscellaneous income                                            252,500
        Cash paid to suppliers and employees                           (234,682)
        Interest expense                                                (16,780)
                                                                      ---------

           Net Cash Provided (Used) in Operating Activities              32,793

Cash Flows from Investing Activities
        Purchase of intangibles                                          (4,120)
        (Increase) Decrease in notes receivable                        (224,293)
                                                                      ---------

           Net Cash Provided by Investing Activities                   (228,413)

Cash Flows from Financing Activities
        Issuance of common and preferred stock                              210
        Increase (Decrease) in stock subscription receivable             12,000
        Increase in additional paid in capital                            7,789
        Increase in loans                                               126,100
                                                                      ---------
           Net Cash Provided (Used) by Financing Activities             146,099

           Net Increase (Decrease) in Cash and Cash Equivalents         (49,521)

Beginning Cash and Cash Equivalents                                      52,090
                                                                      ---------

Ending Cash and Cash Equivalents                                      $   2,569
                                                                      =========


Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
        Loss from operations                                          $(207,212)
        Adjustments to reconcile change in loss from operations to net cash provided (used) by operating activities:
           Depreciation                                                   5,000
           Amortization                                                 170,088
           Loan inducement fees                                          54,500
        (Increase) decrease in operating assets
           Accounts receivable                                          (20,428)
           Inventory                                                      4,528
        Increase (decrease) in operating liabilities
           Accounts payable                                              26,317
                                                                      ---------

                Net Cash Provided (Used) by Operating Activities      $  32,793
                                                                      =========

                          DESERT HEALTH PRODUCTS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Quarter Ended March 31, 2002

                                        Common Stock         Preferred Stock
                                    -------------------  ----------------------   Additional    Stock
                                              Par Value               Par Value    paid-in    subscription  Accumulated
                                     Shares    $.001 sh    Shares     $.001 sh     Capital     receivable     Deficit       Total
                                    ---------   ------   ----------    -------    ----------   ---------    -----------   ---------
Balances, December 31, 2001         9,010,321   $9,010    1,338,500    $ 1,338    $4,176,094   $ 449,000    $(4,029,524)  $ 605,918

Preferred shares issued in first
    quarter of 2002
        Converted to common stock          --       --      (20,000)       (20)           --          --             --         (20)
        Cash                               --       --       40,000         40        19,960          --             --      20,000
Common shares issued in first
    quarter of 2002
        Converted preferred stock      20,000       20           --         --            --          --             --          20
        Loan inducement fees          135,000      135           --         --        54,500     (18,000)            --      36,635
        Subscription receivable        36,000       36           --         --        17,829      30,000             --      47,865
Net loss for quarter ended
  March 31, 2002                           --       --           --         --            --          --       (207,212)   (207,212)
                                    ---------   ------   ----------    -------    ----------   ---------    -----------   ---------
Balances,  March 31, 2002           9,201,321   $9,201    1,358,500    $ 1,358    $4,268,383   $ 461,000    ($4,236,736)  $ 503,206
                                    =========   ======   ==========    =======    ==========   =========    ===========   =========

                           DESERT HEALTH PRODUCTS, INC
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                          Quarter Ended March 31, 2002

Revenue, net                                                        $    52,183

Cost of Sales                                                            24,244
                                                                    -----------
     Gross Profit                                                        27,939

Operating Expenses                                                      415,114
                                                                    -----------

     Loss from operations                                              (387,175)

Other Income (Expense)
     Interest expense                                                   (16,780)
     Loan inducement fees                                               (54,500)
     Miscellaneous expense                                               (1,257)
     Miscellaneous income                                               252,500
                                                                    -----------
                                                                        179,963
                                                                    -----------

Net Loss                                                               (207,212)

     Beginning accumulated deficit                                   (4,029,524)
                                                                    -----------

     Ending accumulated deficit                                     $(4,236,736)
                                                                    ===========

Earnings Per Common Share                                           $    (0.460)
                                                                    ===========

                          DESERT HEALTH PRODUCTS, INC.
                                 BALANCE SHEETS
                                 March 31, 2002


                                     ASSETS
Current Assets
      Cash                                                          $     2,569
      Accounts receivable                                                20,428
      Notes receivable                                                  602,118
      Interest receivable                                                77,840
      Inventory                                                         126,560
      Advances                                                            1,671
      Prepaid expenses                                                   54,905
                                                                    -----------
            Total Current Assets                                        886,091

Property and Equipment, net                                             112,476

Other Assets
      Intangibles, net                                                1,528,016
      Deposits                                                           10,000
                                                                    -----------
                                                                      1,538,016
                                                                    -----------

                                                                    $ 2,536,583
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                         $   297,682
      Deferred revenue                                                   40,000
      Interest payable                                                  157,375
      Current portion of obligations payable                          1,147,637
                                                                    -----------
            Total Current Liabilities                                 1,642,694

Long Term Liabilities
      Obligations payable, net of current portion                       390,683
                                                                    -----------
            Total Liabilities                                         2,033,377

Stockholders' Equity
      Preferred Stock, $.001 par value, 10,000,000 shares
         authorized and 1,358,500 shares issued and outstanding     $     1,358
      Common stock, $.001 par value, 25,000,.000 shares
         authorized and 9,261,321 issued and outstanding                  9,201
      Subscriptions receivable                                          461,000
      Additional paid in capital in excess of par value               4,268,383
      Accumulated deficit                                            (4,236,736)
                                                                    -----------
                                                                        503,206
                                                                    -----------

                                                                    $ 2,536,583
                                                                    ===========

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

      With the exception of historical matters, the matters of discussion herein are forward-looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results could differ materially from the results discussed in such forward-looking statement. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and their related notes thereto appearing elsewhere herein.

Cautionary Statement Regarding Forward-looking Statements

      The company's Form 10KSB, The Company's Annual Report to Shareholders, this or any other Form 10QSB of The Company or any other written or oral statements made by or on behalf of The Company may include forward-looking statements which reflect The Company's current views with respect to future events and financial performance. The words "believe', "expect", "anticipate", "intends", "estimate", "forecast", "project" and similar expressions identify forward-looking statements.

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

Risk Factors

      Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price

      Factors that are likely to cause our results to fluctuate include the following:

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

            In addition, as a company focused on development of complex products, we will need to hire additional staff of various experience levels in order to meet our product roadmap.

            We are subject to various risks associated with technological change and if we do not adapt our products to the changes our business will be adversely affected.

            Our performance will partially depend on our ability to enhance our existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. We cannot predict f we will use new methodologies effectively or adapt our products to consumer, vendor, advertising or emerging industry standards. If we were unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition could be materially adversely affected.

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

OVERVIEW

      Desert Health Products, Inc., an Arizona corporation ("The Company") was formed in 1991. The Company is engaged in the packaging, sale and distribution of branded and store brand (private label) vitamins, nutritional supplements, skin care and animal care products. Desert Health has focused its marketing and registrations efforts primarily in the foreign marketplace. This is a very time consuming and expensive project, but the nutriceutical and nutritional supplement market is growing at a faster pace internationally than the domestic market. One of the many rewards of having customers in the international market is that once the registrations are in place, the customers becomes a partner in developing that market for the long-term.

      Desert Health markets over 100 products, which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Pet Care Products and Water Purification Products. The Company offers varying potency levels in tablets and chewable and gelatin encapsulated capsules ("soft gels"). The Company has traditionally outsourced its raw materials manufacturing.

      On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health and Intercontinental Capital Fund, Inc., (Intercontinental) a Nevada corporation, (a company subject to the reporting requirements of the Securities and Exchange Act of 1934) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of Rule 144 restricted common stock of Desert Health, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental.

RESULTS OF OPERATIONS

      Three months ended March 31, 2002.

      Revenues. Revenues for the three months ended March 31, 2002, were $52,183, a decrease of $33,297 or 39% from $85,480 for the three months ended March 31, 2001. This decrease was principally attributable to the continued after effects of the impact of the events on September 11, 2001 on the international market. However, The Company believes the impact of those events is diminishing and will continue to diminish over time. The Company will continue its efforts in 2001 in establishing distribution outlets in Europe and Asia, and North America.

      Operating Expenses. Operating expenses for the three months ended March 31, 2002 were $415,114, which was a decrease of $140,185, or 25% as compared to $555,299 for the three months ended March 31, 2001. This decrease was primarily the result of reductions in amounts paid to officers and other cost saving measures being implemented by The Company.

      Net loss for The Company was $207,212 for the three months ended March 31, 2002 as compared to a net loss of $267,878 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As indicated in The Company's financial statements attached, The Company's gross revenue was not sufficient to meet its operating expenses for the three months ended March 31, 2002. In addition, as of March 31, 2002, The Company's current liabilities exceeded its current assets by $756,603 as compared to $286,083 for the comparable three-month period ended March 31, 2001. Those factors create an uncertainty regarding The Company's ability to continue as a going concern. Management believes agreements being negotiated subsequent to year-end December 31, 2001, and new product orders as product registrations in foreign countries are completed, will provide The Company with additional cash and liquidity to sustain operations.

      Since inception, The Company has financed its cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As The Company continues its marketing activities in Europe, China and North America, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extend necessary to provide its working capital.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On May 9, 2002, The Company brought suit against GHC Associates, Inc., an Arizona-based distributor of a skin care system marketed for use by diabetes sufferers. The complaint, filed with the United States District Court in Phoenix, Arizona, alleges that the defendant's marketing and packaging of its product violates The Company's rights under the federal Lanham Trademark Act. The complaint seeks an accounting, the impoundment of infringing materials, and unspecified monetary damages.

Item 2. Changes in Securities

      None

Item 3. Defaults by The Company upon its Senior Securities.

      None

Item 4. Submission of Matter to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports of Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            During the quarter ended March 31, 2002, The Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

By:     /s/ Johnny Shannon
        ------------------------------
        Johnny Shannon
        President

By:     /s/ Johnny Shannon
        ------------------------------
        Johnny Shannon
        Chief Financial Officer

Date May 15, 2002