Form 10QSB
period 2002-06-30
DESERT HEALTH PRODUCTS INC
filed 2002-08-14
CIK 1097570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002    Commission file number 000-27931

                          DESERT HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

Arizona                                                     86-0699108
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

8221 East Evans Road                                        85260
Scottsdale Arizona                                          (Zip Code)
(Address of Principal executive offices)

                                  480.951.1941
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of June 30, 2002, there were 9,446,321 Shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                          DESERT HEALTH PRODUCTS, INC.
                                  BALANCE SHEET
                                 June 30, 2002

                                     ASSETS
Current Assets
      Cash                                                          $       567
      Accounts receivable                                                37,893
      Notes receivable                                                  585,118
      Interest receivable                                                93,357
      Inventory                                                         129,465
      Advances                                                            1,937
      Prepaid expenses                                                   54,905
                                                                    -----------
            Total Current Assets                                        903,242

Property and Equipment, net                                             108,915

Other Assets
      Intangibles, net                                                1,357,931
      Deposits                                                           10,000
                                                                    -----------
                                                                      1,367,931
                                                                    -----------

                                                                    $ 2,380,088
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Checks issued in excess of cash balance                       $    23,185
      Accounts payable and accrued expenses                             246,389
      Deferred revenue                                                   65,000
      Interest payable                                                  240,331
      Current portion of obligations payable                          1,310,718
                                                                    -----------
            Total Current Liabilities                                 1,885,623

Long Term Liabilities
      Obligations payable, net of current portion                       390,683
                                                                    -----------
            Total Liabilities                                         2,276,306

Stockholders' Equity
      Preferred Stock, $.001 par value, 10,000,000 shares
         authorized and 1,358,500 shares issued and outstanding           1,358
      Common stock, $.001 par value, 25,000,000 shares
         authorized and 9,446,321 issued and outstanding                  9,446
      Subscriptions receivable                                          561,000
      Additional paid in capital in excess of par value               4,312,238
      Accumulated deficit                                            (4,780,260)
                                                                    -----------
                                                                        103,782
                                                                    -----------

                                                                    $ 2,380,088
                                                                    ===========

                           DESERT HEALTH PRODUCTS, INC
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                           Quarter Ended June 30, 2002

Revenue, net                                                        $    33,062

Cost of Sales                                                            19,637
                                                                    -----------
     Gross Profit                                                        13,425

Operating Expenses                                                      486,872
                                                                    -----------

     Loss from operations                                              (473,447)

Other Income (Expense)
     Interest expense                                                  (107,387)
     Loan inducement fees                                                (9,000)
     Miscellaneous expense                                               (6,774)
     Interest income                                                     15,518
     Relinquishment of debt                                              10,831
                                                                    -----------
                                                                        (96,812)
                                                                    -----------

Net Loss                                                               (570,259)

     Beginning accumulated deficit                                   (4,236,736)

     Prior period adjustment                                             26,735
                                                                    -----------

     Ending accumulated deficit                                     $(4,780,260)
                                                                    ===========

(Loss) Per Common Share                                             $   (0.0604)
                                                                    ===========

                          DESERT HEALTH PRODUCTS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                           Quarter Ended June 30, 2002

                                      Common Stock        Preferred Stock
                                 --------------------  ---------------------  Additional     Stock
                                            Par Value              Par Value   paid-in    subscription    Accumulated
                                  Shares    $.001 sh    Shares     $.001 sh    Capital     receivable        Deficit       Total
                                 ---------  ---------  ---------   ---------  ----------  ------------    -----------    ---------
Balances, March 31, 2002         9,201,321   $ 9,201   1,358,500     $1,358   $4,268,383     $461,000     $(4,236,736)   $ 503,206

Common shares issued in second
    quarter of 2002
        Services                   195,000       195          --         --       34,905           --              --       35,100
        Loan inducement fees        50,000        50          --         --        8,950           --              --        9,000
        Subscription receivable         --        --          --         --           --      100,000              --      100,000
Net loss for quarter ended
  June 30, 2002                         --        --          --         --           --           --        (570,259)    (570,259)
Prior period adjustment                                                                                        26,735       26,735
                                 ---------   -------   ---------     ------   ----------     --------     -----------    ---------
Balances, June 30, 2002          9,446,321   $ 9,446   1,358,500     $1,358   $4,312,238     $561,000     $(4,780,260)   $ 103,782
                                 =========   =======   =========     ======   ==========     ========     ===========    =========

                          DESERT HEALTH PRODUCTS, INC.
                             STATEMENT OF CASH FLOWS
                           Quarter Ended June 30, 2002

Cash Flows from Operating Activities
         Cash received from customers                                 $  15,597
         Cash paid to suppliers and employees                          (300,869)
         Interest expense                                               (24,429)
                                                                      ---------

              Net Cash (Used) in Operating Activities                  (309,701)

Cash Flows from Investing Activities
         Purchase of assets                                              (1,886)
                                                                      ---------

              Net Cash (Used) by Investing Activities                    (1,886)

Cash Flows from Financing Activities
         Increase in stock subscription receivable                      100,000
         Increase in loans                                              186,400
                                                                      ---------

              Net Cash Provided  by Financing Activities                286,400
                                                                      ---------

              Net (Decrease) in Cash and Cash Equivalents               (25,187)

Beginning Cash and Cash Equivalents                                       2,569
                                                                      ---------

Ending Cash and Cash Equivalents                                      $ (22,618)
                                                                      =========

Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
         Loss from operations                                         $(570,259)
         Adjustments to reconcile change in loss from operations to net cash (used) by operating activities:
              Depreciation                                                5,445
              Amortization                                              170,087
              Relinquishment of debt                                    (10,831)
              Loan inducement fees                                        9,000
              Stock issued for services                                  35,100
         (Increase) decrease in operating assets
              Accounts receivable                                       (17,465)
              Inventory                                                  (2,905)
              Interest receivable                                       (15,517)
              Advance                                                      (266)
         Increase (decrease) in operating liabilities
              Interest payable                                           82,957
              Deferred revenue                                           25,000
              Accounts payable                                          (20,047)
                                                                      ---------

                   Net Cash  (Used) by Operating Activities           $(309,701)
                                                                      =========

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

      o The gain or loss of significant customers or significant changes to purchasing volume;

      o The amount and timing of our operating expenses and capital expenditures;

      o Changes in the volume of our product sales and pricing concessions on volume sales:

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

      If we need additional financing, we may not be able to raise further financing or it may only be available on terms unfavorable to us or to our stockholders.

      We believe that our available cash resources will not be sufficient to meet our anticipated working capital and capital expenditure requirements for at least twelve months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

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

Overview

      Desert Health Products, Inc., an Arizona corporation, ("the Company") was formed in 1991. The Company is engaged in the packaging, sale and distribution of branded and store brand (private label) vitamins, nutritional supplements, skin care and animal care products. Desert Health has focused its marketing and registration efforts primarily in the foreign marketplace. This is a very time consuming and expensive project, but the nutriceutical and nutritional supplement market is growing at a faster pace internationally than the domestic market. One of the many rewards of having customers in the international market is that once the registrations are in place, the customer becomes a partner in developing that market in the long-term.

      Desert Health markets over 100 products, which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Pet Care Products, and Water Purification Products. The Company has traditionally outsourced its raw materials manufacturing.

      On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health Products, Inc., and Intercontinental Capital Fund, Inc., (Intercontinental) a Nevada Corporation, (a company subject to the reporting requirements of the Securities and Exchange Act of 1934) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of Rule 144 restricted common stock of Desert Health, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental Capital Fund, Inc.

RESULTS OF OPERATIONS

      Three months ended June 30, 2002.

      Revenues. Revenues for the three months ended June 30, 2002, were $33,062, an increase of $5,229, or18.7% from $27,833, for the three months ended June 30, 2001. This increase was principally attributable to the Company's continuing efforts in 2002 in establishing distribution outlets in Europe, Asia and in the Domestic market. Additionally, the Company is continuing its efforts to counteract the impact of the events on September 11, 2001, on the international and domestic markets.

      Operating Expenses. Operating expenses for the three months ended June 30, 2002, were $486,872, which was a decrease of $100,682, or 17% as compared to $587,554, for the three months ended June 30, 2001. This decrease was primarily the result of reductions in amounts paid to officers and other cost saving measures being implemented by the Company.

      Net loss for the Company was $570,259 for the three months ended June 30, 2002, as compared to a net loss of $373,100 for the three months ended June 30, 2001

LIQUIDITY AND CAPITAL RESOURCES

      As indicated in the Company's financial statements attached, the Company's gross revenue was not sufficient to meet its operating expenses for the three months ended June 30, 2002. In addition, as of June 30, 2002, the Company's current liabilities exceeded its current assets by $982,381, as compared to $943,583 for the comparable three-month period ended June 30, 2001. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management believes agreements being negotiated subsequent to end of quarter, June 30, 2002, and new product orders as product registrations in foreign countries are completed, will provide the Company with additional cash and liquidity to sustain operations.

      Since inception, the Company has financed its cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As the Company continues its marketing activities in Europe, China and North America, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common and preferred stock offerings and bank borrowings to the extent necessary to provide its working capital.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      On May 9, 2002, the Company brought suit against GHC Associates, Inc., an Arizona-based distributor of a skin care system marketed for use by diabetes sufferers. The complaint, filed with the United States District Court in Phoenix Arizona, alleges that the defendant's marketing and packaging of its product violates the Company's rights under the Federal Lanham Trademark Act. The Complaint seeks an accounting, the impoundment of infringing materials, and unspecified monetary damages.

ITEM 2. Changes in Securities

      None

ITEM 3. Defaults by the Company upon its Senior Securities.

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 5. Other Information

      In July 2002, the Company reached a preliminary agreement to reduce approximately $774,000 of its debt through the issuance of 900,000 shares of Preferred Stock. The debt was originally loaned to the Company in 2000 and 2001 and bore an interest rate of 15% APR. The Company expects to complete the transaction during the third quarter of 2002.

      In July 2002, The Company appointed Rayfield Wright head of The Company's Sports Nutrition and Sports Skin Care Product Lines. Mr. Wright is a thirteen-year veteran of the legendary Dallas Cowboys. Mr. Wright displayed his leadership abilities as one of the offensive captains for seven years, five of which led to the Super Bowl and two World Championships. Mr. Wright is professionally known in the sports field and also in business, financial, and management development sectors.

      Since retirement from professional football in 1980, Mr. Wright has enjoyed success in Sales, Marketing, Insurance and especially working with Inter-City and At Risk Students. Mr. Wright is one of the founders of Kids-4-Tomorrow, a non-profit organization of professional athletes that work in the schools with children from kindergarten through the 12th grade.

ITEM 6. Exhibits and Reports of Form 8-K

      (a)   Exhibits

                  None

      (b)   Reports on Form 8-K

                  During the quarter ended June 30, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)


By: /s/ Johnny Shannon
    -----------------------
    Johnny Shannon
    President


By: /s/ Johnny Shannon
    -----------------------
    Johnny Shannon
    Chief Financial Officer

Date: August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Desert Health Products, Inc., (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Johnny Shannon             August 14, 2002
----------------------------------------------
Johnny Shannon                      Date
President
Chief Financial Officer