Form 10QSB
period 2002-09-30
DESERT HEALTH PRODUCTS INC
filed 2002-11-15
CIK 1097570

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


For the quarterly period ended September 30, 2002         Commission file number
                                                                       000-27931


                          DESERT HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


Arizona                                              86-0699108
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)


8221 East Evans Road
Scottsdale Arizona                                   85260
(Address of Principal executive offices)             (Zip Code)

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

                                 Yes |X|     No |_|

As of September 30, 2002, there were 9,961,321 Shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim period.

                          DESERT HEALTH PRODUCTS, INC.
                                  BALANCE SHEET
                               September 30, 2002


                                    ASSETS
Current Assets
      Cash                                                          $    39,759
      Accounts receivable                                                29,827
      Notes receivable                                                  602,118
      Interest receivable                                                99,510
      Inventory                                                         129,428
      Advances                                                            2,500
      Prepaid expenses                                                   67,364
                                                                    -----------
            Total Current Assets                                        970,506

Property and Equipment, net                                             108,097

Other Assets
      Intangibles, net                                                1,189,994
      Deposits                                                           10,000
                                                                    -----------
                                                                      1,199,994
                                                                    -----------

                                                                    $ 2,278,597
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Checks issued in excess of cash balance                       $    14,837
      Accounts payable and accrued expenses                             251,408
      Deferred revenue                                                   63,000
      Interest payable                                                  257,867
      Current portion of obligations payable                          1,347,706
                                                                    -----------
            Total Current Liabilities                                 1,934,818

Long Term Liabilities
      Obligations payable, net of current portion                       328,183
                                                                    -----------
            Total Liabilities                                         2,263,001

Stockholders' Equity
      Preferred Stock, $.001 par value, 10,000,000 shares
         authorized and 1,508,500 shares issued and outstanding           1,508
      Common stock, $.001 par value, 25,000,000 shares
         authorized and 9,961,321 issued and outstanding                  9,961
      Subscriptions receivable                                        1,061,000
      Additional paid in capital in excess of par value               4,436,648
      Accumulated deficit                                            (5,493,521)
                                                                    -----------
                                                                         15,596
                                                                    -----------

                                                                    $ 2,278,597
                                                                    ===========

                           DESERT HEALTH PRODUCTS, INC
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                        Quarter Ended September 30, 2002



Revenue, net                                                        $    19,373

Cost of Sales                                                            14,333
                                                                    -----------
     Gross Profit                                                         5,040

Operating Expenses                                                      630,820
                                                                    -----------

     Loss from operations                                              (625,780)

Other Income (Expense)
     Interest expense                                                   (67,611)
     Loan inducement fees                                               (20,500)
     Miscellaneous expense                                               (5,575)
     Interest income                                                      6,205
     Relinquishment of debt                                                  --
                                                                    -----------
                                                                        (87,481)
                                                                    -----------

Net Loss                                                               (713,261)

     Beginning accumulated deficit                                   (4,780,260)
                                                                    -----------

     Ending accumulated deficit                                     $(5,493,521)
                                                                    ===========


(Loss) Per Common Share                                             $   (0.0725)
                                                                    ===========

                          DESERT HEALTH PRODUCTS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        Quarter Ended September 30, 2002

                                        Common Stock         Preferred Stock
                                   ----------------------   ------------------   Additional     Stock
                                               Par Value             Par Value     paid-in   subscription  Accumulated
                                     Shares     $.001 sh     Shares   $.001 sh     Capital    receivable     Deficit        Total
                                  -----------------------   ------------------   ----------   ----------   -----------    ---------
Balances, September 30, 2002           9,446,321   $9,446   1,358,500   $1,358   $4,312,238   $  561,000   $(4,780,260)   $ 103,782

Preferred shares issued in third
    quarter of 2002
        Services                              --       --     150,000      150       15,675           --            --       15,825
Common shares issued in third
    quarter of 2002
        Services                         425,000      425          --       --       88,325           --            --       88,750
        Loan inducement fees              90,000       90          --       --       20,410           --            --       20,500
        Subscription receivable               --       --          --       --           --      500,000            --      500,000
Net loss for quarter ended
  September 30, 2002                          --       --          --       --           --           --      (713,261)    (713,261)
                                  -----------------------   ------------------   ----------   ----------   -----------    ---------
Balances, September 30, 2002           9,961,321   $9,961   1,508,500   $1,508   $4,436,648   $1,061,000   $(5,493,521)   $  15,596
                                  =======================   ==================   ==========   ==========   ===========    =========

                          DESERT HEALTH PRODUCTS, INC.
                             STATEMENT OF CASH FLOWS
                        Quarter Ended September 30, 2002

Cash Flows from Operating Activities
         Cash received from customers                                 $  27,439
         Cash paid to suppliers and employees                          (382,964)
         Miscellaneous expense                                           (5,575)
         Interest income                                                     52
         Interest expense                                               (41,299)
                                                                      ---------

              Net Cash (Used) in Operating Activities                  (402,347)

Cash Flows from Investing Activities
         Increase in notes receivable                                   (17,000)
         Advances                                                          (563)
         Purchase of assets                                              (7,038)
                                                                      ---------

              Net Cash (Used) by Investing Activities                   (24,601)

Cash Flows from Financing Activities
         Increase in stock subscription receivable                      500,000
         Payments on loans                                              (25,512)
                                                                      ---------

              Net Cash Provided  by Financing Activities                474,488
                                                                      ---------

              Net (Decrease) in Cash and Cash Equivalents                47,540

Beginning Cash and Cash Equivalents                                     (22,618)
                                                                      ---------

Ending Cash and Cash Equivalents                                      $  24,922
                                                                      =========

Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
         Loss from operations                                         $(713,261)
         Adjustments to reconcile change in loss from operations to net cash  (used) by operating activities:
              Depreciation                                                5,455
              Amortization                                              170,338
              Loan inducement fees                                       20,500
              Stock issued for services                                 104,575
         (Increase) decrease in operating assets
              Accounts receivable                                         8,066
              Inventory                                                      37
              Interest receivable                                        (6,153)
              Prepaid expenses                                          (12,460)
         Increase (decrease) in operating liabilities
              Interest payable                                           17,537
              Deferred revenue                                           (2,000)
              Accounts payable                                            5,019
                                                                      ---------
                   Net Cash  (Used) by Operating Activities           $(402,347)
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

      There is a limited public market for our common stock. Although our common stock is listed on the OTC Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

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

RESULTS OF OPERATIONS

      Three months ended September 30, 2002.

      Revenues. Revenues for the three months ended September 30, 2002, were $19,373, a decrease of $142,341, or 88% from $161,714, for the three months ended September 30, 2001. This decrease was principally attributable to the continued problems resulting from the events on September 11, 2001, and the negative market environment making it increasingly difficult to re-establish sales. The Company is continuing its efforts to launch new distribution outlets in Europe, Asia and in the Domestic market. The Company anticipates joining the World Trade Center Association located in Long Beach, California, in order to create additional sources of distribution in the foreign market.

      Operating Expenses. Operating expenses for the three months ended September 30, 2002, were $630,820, which was a decrease of $213,837, or 25% as compared to $844,657, for the three months ended September 30, 2001. This decrease was primarily the result of reductions in amounts paid to officers and other cost saving measures being implemented by the Company.

      Net loss for the Company was $713,261 for the three months ended September 30, 2002, as compared to a net loss of $776,904 for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As indicated in the Company's financial statements attached, the Company's gross revenue was not sufficient to meet its operating expenses for the three months ended September 30, 2002. In addition, as of September 30, 2002, the Company's current liabilities exceeded its current assets by $964,312, as compared to $1,046,500 for the comparable three-month period ended September 30, 2001. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management believes agreements being negotiated subsequent to end of quarter, September 30, 2002, and new product orders as product registrations in foreign countries are completed, will provide the Company with additional cash and liquidity to sustain operations.

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

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer concluded, based on this evaluation, that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      On May 9, 2002, the Company brought suit against GHC Associates, Inc., an Arizona-based distributor of a skin care system marketed for use by diabetes sufferers. The complaint, filed with the United States District Court in Phoenix Arizona, alleges that the defendant's marketing and packaging of its product violates the Company's rights under the Federal Lanham Trademark Act. The Complaint seeks an accounting, the impoundment of infringing materials, and unspecified monetary damages

      The Company is named in a suit filed May 29, 2002, in the Superior Court of the State of Arizona, CV2002-010351, brought by Coleman, Lee & Associates, Inc., claiming to hold an assignment of a note previously given to a former consultant to the Company. The Company's records show the note was paid prior to the alleged assignment, and the company intends to vigorously defend the suit.

      On June 28, 2002, and received by the Company in July 2002, the Securities Division of the Arizona Corporation Commission ("ACC") commenced an investigation of the Company. The ACC stated in a letter to the Company's president, Johnny Shannon, that the ACC had information that the Company may have been offering and selling shares of stock in the Company within or from the State of Arizona prior to the Company's merger with Intercontinental Capital Fund, Inc. Under both Arizona law and federal law it is unlawful for any person to offer or sell securities within or from the state unless both the securities and the dealer or salesman have been registered under the Securities Act or there is an exemption from registration. Based upon the investigation, the ACC may commence a legal proceeding for damages and/or sanctions against the Company. The Company is currently assembling the requested information and intends to comply fully with the ACC.

ITEM 2. Changes in Securities

      None

ITEM 3. Defaults by the Company upon its Senior Securities.

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 5. Other Information

      In July 2002, the Company reached a preliminary agreement to reduce approximately $774,000 of its debt through the issuance of 900,000 shares of Preferred Stock. The debt was originally loaned to the Company in 2000 and 2001 and bore an interest rate of 15% APR. The Company expects to complete the transaction during the fourth quarter of 2002.

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

ITEM 6. Exhibits and Reports of Form 8-K

      (a)   Exhibits

                  None

      (b)   Reports on Form 8-K

                  During the quarter ended September 30, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

By:      /s/ Johnny Shannon
         ----------------------------------
         Johnny Shannon
         President

By:      /s/ Johnny Shannon                                    November 14, 2002
         ----------------------------------
         Johnny Shannon/Chief Financial Officer

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Johnny Shannon, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Desert Health Products, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors, acting as an audit committee:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                               By: Johnny Shannon
                               ------------------
                                 Johnny Shannon
         Chief Executive Officer, Chief Financial Officer and President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Desert Health Products, Inc., (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By:   /s/ Johnny Shannon
      ---------------------------
Johnny Shannon                                           Date: November 14, 2002
Chief Executive Officer
Chief Financial Officer
President