Form 10KSB
period 2002-12-31
DESERT HEALTH PRODUCTS INC
filed 2003-03-31
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

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

            Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

            For the fiscal year ended December 31, 2002, the Registrant's revenues were approximately $133,075. As of December 31, 2002, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $2,031,694.

            The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2001 was 12,113,821 shares.

                    Documents incorporated by reference: None
          Transitional Small Business Disclosure Format Yes |_| No |X|

                          DESERT HEALTH PRODUCTS, INC.
                           FOR THE FISCAL PERIOD ENDED
                                December 31, 2002

                                 Index to Report
                                 On Form 10-KSB

PART I                                                                      Page

Item 1.  Business                                                            3
Item 2.  Properties                                                          11
Item 3.  Legal Proceedings                                                   11
Item 4.  Submission of Matters to a Vote of Security Holders                 12

PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                                       12
Item 6.  Management's Discussion and Analysis of Financial Condition
           And Results of Operation                                          12
Item 7.  Financial Statements and Supplementary Data                         16
Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              16

PART III

Item 9.  Directors and Executive Officers of the Registrant                  16
Item 10. Executive Compensation                                              18
Item 11. Security Ownership of Certain Beneficial Owners
           And Management                                                    20
Item 12. Certain Relationships and Related Transactions                      21

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports
           On Form 8-K                                                       21
Item 14. Controls and Procedures                                             23

Signatures                                                                   24

            This form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions, are subject to significant risks and uncertainties, and may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "continue", or similar terms or variations on those terms or the negative of those terms. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ materially from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the 'Management's Discussion and Analysis' under Item 6.

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

            However, now that the international market is somewhat established and starting to grow, the Company is starting to develop a customer base in the United States and Canada specializing at present with companies that have existing markets and sales force. In November 2002, the Company acquired a company specializing in network marketing of nutritional supplements and skin care products in the US. This company purchases all its products from Desert Health Products, Inc.

            Joanne Cavanagh, H.N.T., A.H.G., National Director of Sales, is on the Company's staff as an on-site nutrition therapist. Ms. Cavanagh has certifications in the fields of Nutrition, Supplements, Stress Management, Nutrition Therapies, Weight Management and Western Herbalism. Ms. Cavanagh provides insight into special formulations and developments in the natural products industry. The ability to provide education and information to both the wholesale and retail divisions has increased our potential to penetrate numerous markets. Attendance at the nation conferences of both the Athletic Trainers Association and the Diabetic Educators has already produced increased leads and potential sales.

            Desert Health markets over 200 products, which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Pet Care Products, and Water Purification Products, with varying potency levels in tablets and chewable and gelatin encapsulated capsules ("soft gels"). The Company has traditionally outsourced its raw materials manufacturing.

            On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health and Intercontinental Capital Fund, Inc., (Intercontinental) a Nevada corporation, (a company subject to the reporting requirements of the Securities and Exchange Act of 1934) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of common stock of Desert Health, restricted under Rule 144 of the Securities Act of 1933, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental Capital Fund, Inc.

Subsequent Events

            On February 7, 2003, an officer of the Company returned 425,000 shares of the Company's stock as repayment for the note receivable listed in Note C of the financial statements for $208,917 plus the accrued interest of $76,946.

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

      o Ayurvedic Products - For over five thousand years, a health system referred to as 'Ayurveda', meaning 'the science of life', has been practiced in India. This system of natural medicine uses a holistic approach to healing using specialized herbal formulas to balance the body. The Company's Ayurvedic herbal formulas blend the traditional ancient wisdom with the finest current scientific research and manufacturing methods.

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

            Burn and Scald Relief has won many awards in China and elsewhere. These include the Brussels Eureka '98, Merite De L'Invention.

      o Desert Health's Foot Care - A Skin Conditioning System - A new and innovative product designed specifically to treat the dry skin and other skin conditions often associated with diabetes. This topical skin care system is formulated to provide deep skin moisturization, enhance healthy looking skin, and make the skin feel fresh again. It is a two-phased natural product and is doctor recommended, often showing results starting with the first application.

            Following a daily regimen will help to remove dirt and debris from the surface of the feet and reduce the likelihood of contamination. Phase One also contains an incredible exfoliant, which removes excess dead or dry skin. Phase Two contains an antioxidant, which fights free radicals that may harm cells, and helps maintain the skin's own natural flexibility and elasticity. It enhances natural skin repair and strengthens the skin's own natural defenses. The potent skin conditioner helps reduce skin irritation caused by dry skin and stimulates the skin's own microcirculation. The special invigoration increases the skin's own microcirculation to deliver a special blend of moisturizers to distressed skin. The long lasting moisturizer re-moisturizes the skin.

            Numerous conditions may benefit from the use of this product. Individuals who have dry, cracked, and/or skin irritation as well as vascular insufficiency or diabetic skin conditions have used Desert Health's Foot Care to enhance healthy looking skin.

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

      o Anti-Aging - At the end of the second quarter 2003, Desert Health anticipates offering to the international community a line of anti-aging products developed by nationally known dermatologists exclusively for Desert Health Products, Inc. The product line will include facial creams, anti-wrinkle creams, and cellulite creams. This product line will be supported by published documents.

      o Children's Chewable Multi-Vitamins - These vitamins are available in cherry, orange and grape flavors, supplying the required nutritional needs of active children.

Desert Health Products, Inc., is against animal testing on cosmetic products and ingredients. We do not test our products or ingredients on animals, nor do we commission others to do so.

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

Global Sales

            Desert Health will continue to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that 'Made in USA' products are the safest and highest quality products obtainable.

            Desert Health's office in Beijing, China, located at 501 Tian An Building, Nanheyan Hualong St. Dongcheng District, has an experienced staff that is aggressively promoting the Company to many areas of the huge Chinese market. At the present time the Company's products are either being tested or registered in Beijing, Shanghai and Guangzhou China.

Industry Overview

Domestic Market

            Surveys find that the majority of Americans depend on dietary supplements to maintain good health. As a result, the dietary supplement industry generates billions of dollars in sales annually in the United States, making it one of the most dynamic sectors of the United States economy.

            According to the Natural Marketing Institute (NMI), which monitors consumer trends in the marketplace, demand for dietary supplements corresponds with a strategic shift in how consumers view health and wellness. More than ever before, consumers feel empowered to manage their health and are either actively using supplements or are researching information about them.

            For this reason, new survey research conducted for the Dietary Supplement Information Bureau finds that dietary supplements have become an American standard. Three in five consumers - (59%) - take supplements on a regular basis. Corresponding to the dramatic growth of herbal products over the past few years the survey found that almost one in four Americans (23 %) regularly uses herbs and specialty supplements.

            Minerals consist of 8% of the supplement market. Nutrition Business Journal reports that sales of minerals reached $1.4 billion in 2000. Within this category the biggest seller is calcium, which comprised half of all mineral sales, followed by iron, magnesium, chromium, zinc, selenium and potassium.

International Market

            According to a recent IMS Health study, the worldwide market for over-the-counter products reached a value of USD 40.8 billion in 1999. The European OTC market ranks second to North America with sales of USD 10.9 billion and a 27% market share. Studies also show that the European population is increasingly health conscious. People are taking more responsibility for their physical welfare. The growth in information concerning health, particularly on the Internet, has led to explosive growth in the consumption of so-called self-medication products. Other trends contributing to the growth in this market include increased availability of vitamins and nutritional supplements, increasing disposable income and a tendency for consumers to buy products under the motto "prevention is better than a cure."

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

            Based on our research we believe that the market will increase by five to six percent in the next three years.

            In Asia, the United States is an important player. Based on trade statistics, health supplements' imports from the United States showed a steady growth. The marketplace is generally very receptive to American products. While the market is highly competitive and indeed saturated, best prospects are those supplements that are innovative with scientifically proven benefits, focused on preventive care. Natural, holistic (i.e. wellness-focused), enzymatic formulae, anti-oxidants, bone-mineral enhancement formulae, brain-foods, vanity-related and those that provide a quick "pick-me-up" for sports enthusiasts are increasing in popularity. "Nutraceuticals," a recently coined term that refers to natural and herbal remedies that are manufactured and packaged in capsule form, is fast gaining acceptance. Multi-vitamins and vitamin C supplements are traditionally popular with the mass market.

            Market expansion is estimated to be between three percent and five percent annually as more Asians include supplements in their diet, with a view to overall health improvement.

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

Quality Control

            Tablets and capsules are purchased from manufacturing operations, which include modern quality control laboratories and testing facilities. When products are ready for bottling, automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap, (which includes a tamper-resistant inner seal), affixes a label and adds a tamper-resistant outer safety seal. All of this is done according to Good Manufacturing Practice regulations for dietary supplements. Finished blended powders and bulk products undergo the same quality control.

Major Customers

            For the years ended December 31, 2002 and 2001, a significant volume of sales was concentrated with three customers. These accounted for 63% of sales during fiscal 2002. In 2001 these three customers accounted for 54% of sales. If these customers, or any of the Company's other major customers substantially reduce their volume of purchases from Desert Health, results of operations could be materially adversely affected.

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

International Sales

            Sales of the Company's products outside of North America represented approximately 71% and 83% in fiscal 2002 and 2001, respectively. The Company expects that international sales will continue to represent a significant portion of its sales. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical ingredients, currency exchange fluctuations, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international distributors and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

Government Regulation

            The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more Federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and countries in which Desert Health's products are sold. In addition, the Company markets certain of its products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc., (USP) and other voluntary standard organizations.

            The FDA in particular, is primarily responsible for regulation of the labeling, manufacture and sale of nutritional supplements, which the FDA believes to be unapproved drugs or food additives rather than food supplements. These products are primarily regulated by the FDA under the auspices of the Federal Food, Drug and Cosmetic Act ("FFDCA"). Under the FFDCA, most dietary supplements are currently regulated as foods, which require no approval from the FDA prior to marketing. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of prescription drugs. Dietary supplements, however, must be labeled correctly to avoid being misbranded under the FFDCA. Health claims made by nutritional supplement companies with respect to their product are specifically regulated by the FDA. If such products make unapproved health claims, the FDA may consider them as unapproved drugs, which require approval by the FDA prior to marketing.

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

            DSHEA also authorizes the FDA to promulgate Good Manufacturing Practice regulations for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. The Company believes that its facilities and those of independent third party manufacturers have completed significant facility renovations that should allow the Company to comply with the new regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels.

            The Company's products which are sold in Canada are further subject to Canadian government regulation under that country's Food and Drug Act and the regulations thereunder (the "Canadian Act"), which includes regulatory approvals of applicable products through a drug identification number and general proprietary number by Health Canada. The loss of a particular drug identification number or general proprietary number would adversely affect the Company's ability to continue to sell the particular product to which the drug identification number or general proprietary number was assigned. Material non-compliance with the provisions of the Canadian Act may result in the loss of a drug identification number or general proprietary number or the seizure and forfeiture of the particular products, which are sold in non-compliance with the Canadian Act.

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

            Desert Health believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived 'fad' items, the Company is able to anticipate significant consumer demand for certain types of products. The Company develops high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of significant funds by the Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulations and packaging.

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

Employees

            As of December 31, 2002, the Company had 7 full time employees at our headquarters in Scottsdale, Arizona, USA and an additional three employees in the Company's offices in Beijing, China. None of our employees are subject to any collective bargaining agreement. Consultants are utilized as needed in marketing and sales. Commissioned personnel include persons the Company may hire from time to time in sales and marketing.

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

            The Company has an office in Beijing, China in the Dongcheng District and pays rent of USD 954.25 per month.

ITEM 3. LEGAL PROCEEDINGS

            On March 5, 2003, the Company instituted suit in the Arizona Superior Court, Maricopa County, against a Phoenix-based marketer of health care products, seeking unspecified damages for fraud and misrepresentation arising from a product licensing and marketing agreement.

            On January 27, 2003, the U.S. District Court dismissed a suit by the Company for unfair competition and trademark violations by a competitor. The Company has taken an appeal of the order of dismissal.

            On March 3, 2003, the Company produced records in compliance with a suit brought by a former consultant and shareholder who asserted rights to view certain corporate records under Arizona law. The Arizona Superior Court thereafter dismissed the suit. On March 14, 2003, the plaintiff moved for reinstatement of the case for the purpose of seeking an award of attorney's fees.

            On November 12, 2002, the Company was named in a suit by holders of various promissory notes. As to one of the plaintiffs, the Company asserts a counterclaim for breach of fiduciary duty, conversion, and wrongful interference with business relations. The Company intends to vigorously pursue its counterclaim, and intends to honor its loan commitments to the claimants not implicated in the counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2002.

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

                               Average High              Average Low

September 2001                    .5133                     0.47
December 2001                     .333                      0.2933
March 2002                        .31                       0.2866
June 2002                         .23                       0.2133
September 2002                    .2866                     0.2766
December 2002                     .2033                     0.2033

            As of December 31, 2002, we had 12, 113,821 shares outstanding held by approximately 348 stockholders of record.

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

            If we need additional financing, we may not be able to raise further financing or it may only be available on terms unfavorable to our stockholders or us.

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

            As a result of our deficiency in working capital at December 31, 2002, and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

Results of Operations

            Period from January 1, 2002 to December 31, 2002

            Revenues. Revenues for the year ended December 31, 2002 were $133,075, a decrease of $228,280 or 63% decrease from $361,355 for the year ended December 31, 2001. This decrease was principally attributable to the continued consequences of the events of September 11, 2001 and the necessary reformulation of the Foot and Body care product to meet domestic and international labeling and registration requirements. This and the strength of the United States dollar against foreign currencies has created a geopolitical environment in which Desert Health is maintaining an international presence by continuing support of existing registrations internationally and at the same time aggressively developing a market with its proprietary formulas in North America.

            General and Administrative. General and administrative, legal and consulting expenses for the year ended December 31, 2002, were $1,567,701 which was a decrease over the $2,184,395 for the year ended December 31, 2001. This decrease was primarily the result of decreased expenses related to: (i) decreased amortization expense; (ii) focusing expense and energy towards developing the domestic markets. Goodwill and other intangible assets were not amortized in 2002. Statement 142 was implemented requiring goodwill and other intangible assets to be adjusted to fair value by recording the net present value of management's estimate of future cash flows expected to be generated by the intangible or goodwill over the next three years. For the year ended December 31, 2002, impairment losses related to goodwill and other intangibles was $386,111 and $95,230 respectively, and are reported as other income and expenses on the consolidated statements of operations and accumulated deficit. See Note A- "Summary of Significant Accounting Policies".

            Net loss for the Company was $2,211,703 for the year ended December 31, 2002 as compared to net loss of $1,752,597 for the year ended December 31, 2001. This increase was the result of increasing activity and related additional expenses discussed above.

Liquidity and Capital Resources

            As indicated in the Company's financial statements attached, the Company's gross revenue was not sufficient to meet its operating expenses for the year ended December 31, 2002. In addition, as of December 31, 2002, the Company's current liabilities exceeded its current assets by $1,310,041. These factors create an uncertainty regarding the Company's ability to continue as a going concern. Management believes they have strong support from international clients. Registrations in various countries around the world are continuing to be approved. Desert Health's newly formulated Foot and Body Care product now being presented to the global market. Additionally a new burn and scald relief product is being presented to police and fire department agencies.

            The Company is also in the final stages of formulating an anti-aging product, which is anticipated to be ready for the market in May of 2003.

            Management is in the process of supplementing anticipated international business by means of development of a network marketing organization in the United States. The Company has acquired a wholly owned subsidiary, Royal Products, Inc., and employed selected management towards this goal. The official launch of sales by Royal Products, Inc., to the public, is scheduled for May 2003. The Company has hand picked top management from the legal and marketing segment of the network marketing industry, and believes that entering this growing industry will contribute to cash flow projections.

            Furthermore, the Company is positioning itself in the lucrative North American market. The Company believes that trademark and logo registrations under Class 5 filed in Mexico and Canada will contribute to the presence of the Company's products in the network marketing, private label and branded label markets.

            Many of the Company's international development agreements and registrations are in the final phases with companies located in the Czech Republic, Sweden, Turkey, China and Korea.

            Management believes the events as described above will bring liquidity and profitability to the Company in the coming year. We believe exclusive marketing rights to the new health products, and other products being negotiated for, will bring significant volume and profitability.

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

            Over the next twelve months, the Company intends to increase its revenues by acquiring a market position primarily with the Foot and Body Care product and the Burn and Scald Relief product to its target markets. The Company will continue to increase the number of its employees, and expand its facilities where necessary to meet product development and completion deadlines. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available it may take either the form of debt, equity, or a combination thereof. The down turn in the capital market will substantially impact the Company's ability to sell securities in planned amounts and in turn its ability to meet its capital requirements. In either case, the financing could have a negative impact on the financial condition of the Company and its shareholders.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See "Index to Financial Statements" and Financial Statement schedules appearing on Page 21 of this Form 10-KSB.

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

     Name                   Age    Title

Johnny Shannon              66     Chief Executive Officer, Chairman, President,
                                     and Director
Georgia Aadland             65     Secretary/Treasurer and Director
Thor Lindvaag               55     Director, Sr. Vice President of International
                                     Marketing
Lawrence G. Olson           61     Director
William T. Walker, Jr.      70     Director

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

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

The Board of Directors acts as our audit committee. Due to the size of the Company, it cannot at this time appoint a director who meets all of the requirements and qualifications of a financial expert pursuant to the regulations promulgated under the Securities Exchange Act of 1934, as amended.

The Company has not formally adopted a Code of Ethics. The Company anticipates that it will adopt a Code of Ethics during 2003.

Compensation Committee Interlocks and Insider Participation

            The Board of Directors does not have a Compensation Committee. The Board of Directors through Johnny Shannon, President and Chairman, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

            General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2002, the Board of Directors, through the Chairman and President, reviewed and approved the compensation of our executive officers.

            Loans. In fiscal 2002, our Board of Directors granted no loans to any officers or directors of the Company.

            Overall Policy; Significant Factors. During fiscal 2002, our continued entrance into the international market, which brings with it all the normal capital requirements to sustain growth, influenced the compensation decisions made by the Board of Directors in respect to our executive officers. Therefore, certain stock compensation may be granted at times in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

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

            Section 16 (a) Beneficial Ownership Reporting Compliance

            Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Desert Health executive officers and directors, and persons who beneficially own more than ten percent of Desert Health's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Desert Health with copies of all Section 16 (a) forms they file. Based upon a review of such copies of such forms furnished to Desert Health and written representations from Desert Health executive officers and directors, Desert Health believes that during fiscal 2002 all forms 3 and 4 were filed on a timely basis for Desert Health executive officers and directors. Forms 5 for Mr. Shannon and Ms. Aadland were filed late.

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

            The Company has Employment Agreements with Johnny Shannon, Georgia Aadland and Thor Lindvaag, all of which expire January 31, 2004.

                           Summary Compensation Table

                                                                               Long Term Compensation

                                    Annual Compensation                 Awards                         Payouts

      (a)             (b)      (c)       (d)            (e)              (f)              (g)            (h)         (i)
                                                                      Restricted       Securities
     Name                                          Other Annual         Stock          Underlying       LTIP      All other
 and Principal                Salary    Bonus      Compensation        Award(s)       Options/SARs     Payouts   Compensation
   Position          Year      ($)       ($)            ($)              ($)              (#)            ($)         ($)

Johnny Shannon       2002       0         0          $258,509        0                     0              0           0
(1) CEO,
Chairman             2001       0         0          $143,863        75,000 shares         0              0           0
President, and
Director             2000       0         0          $112,777                              0              0           0


Georgia Aadland      2002       0         0          $ 44,300        0                     0              0           0
Secretary/
Treasurer            2001       0         0          $ 38,400        75,000 shares         0              0           0
And
Director             2000       0         0          $ 38,500        0                     0              0           0


Thor Lindvaag        2002       0         0          $ 95,762        0                     0              0           0
(2) Director,
Vice President       2001       0         0          $ 49,675        75,000 shares         0              0           0
of Intn'l
Marketing            2000       0         0          $ 56,894        0                     0              0           0

      (1) On February 7, 2003, Mr. Shannon returned 425,000 shares of the Company's stock to be held as treasury stock as repayment for a note receivable and accrued interest. See Note C-Notes Receivable.

      (2) A loan at 8.5% APR interest was received by Thor Lindvaag in the sum of $3,000 for year ended December 31, 2000, and the sum of $24,760 for the year ended December 31, 1999. The amount of those loans with accrued interest is included in the compensation for Mr. Lindvaag in 2002. No loans were made to Mr. Lindvaag in 2001 or 2002.

      Compensation of Directors

            All directors will be reimbursed for expenses incurred in attending Board or committee meetings. Mr. Walker was paid $10,000 in each of 2002 and 2001 and $5,000 in 2000 for consulting services.

Options, Grants and Exercises in 2002

            No executive offers were granted stock options or exercised options in 2002.

               Aggregate Options/SAR Exercises in Last Fiscal Year
                         and FY-End Options/SAR Values

--------------------------------------------------------------------------------------------------------------------------
(a)                  (b)            (c)         (d)                                      (e)
--------------------------------------------------------------------------------------------------------------------------
Name                 Shares         Value       Number of Securities Underlying          Value of Unexercised in the Money
                     Acquired       Realized    Unexercised Options/SARs at FY-End (#)   Options/SARs at FY-End ($)
                     On Exercise
                     ($)            ($)         Exercisable/Unexercisable                Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Johnny Shannon       0              --          1,000,000(1)                             $20,000(2)
--------------------------------------------------------------------------------------------------------------------------
Georgia Aadland      0              --            500,000(1)                             $10,000(2)
--------------------------------------------------------------------------------------------------------------------------
Thor Lindvaag        0              --            500,000(1)                             $10,000(2)
--------------------------------------------------------------------------------------------------------------------------

      1.    All options are currently exercisable.

      2. Amounts based on closing price of $.27 per share as of March 27, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

            The following table sets forth certain information as of December 31, 2002, with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 10% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of The Company as a group.

Name of Beneficial Owner (1)                  Number                Percent
                                              Of Shares             Of Class (2)
Johnny Shannon (3)                            5,396,080                 45
Georgia Aadland                                 405,400                  3
Thor Lindvaag                                   255,000                  2
Lawrence G. Olson                               152,500                  1
William T. Walker, Jr.                          100,000                  1

All Directors & Officers as a Group           6,308,980                 52

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

      (3) Johnny Shannon holds 1,000,000 shares of Preferred stock with 10:1 preferential voting rights.

                      Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------
                                Number of securities to      Weighted average
                                be issued upon exercise      exercise price of       Number of securities
                                of outstanding options,     outstanding options,    remaining available for
       Plan Category              warrants and rights        warrants and rights        future issuance
-----------------------------------------------------------------------------------------------------------
                                          (a)                        (b)                      (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders            None                       N/A                      N/A
-----------------------------------------------------------------------------------------------------------
Equity compensations not
  approved by security holders          2,000,000                   $0.25                     N/A
-----------------------------------------------------------------------------------------------------------
           Total                                                    $0.25                     N/A
-----------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

            2. During the fiscal year 2002, the Company filed the following 8-K's: None

            3. Subsequent to the end of the fiscal year the Company filed the following reports on Form 8-K: Form 8-K filed January 10, 2003

            4.    Exhibits


Exhibit Number                    Description

(1)               N/A

(2)(1) Acquisition Agreement and Plan of Merger with Intercontinental Capital Fund, Inc., (Incorporated by Reference)

(3)(i)(2)         Articles of Incorporation

                        A. Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)

                        B. Amended Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)

(3)(ii)(2)        Bylaws

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

                        3. (2) Agreement regarding Dr. Harris's Original Perfect Feet Formula (Incorporated by Reference)

                        4. (2) Exclusive Distribution Agreement between Desert Health Products, Inc., and Silmarc Pharma s.r.l. in Italy. (Incorporated by Reference)

                        5. (2) Exclusive Distribution Agreement between Desert Health Products, Inc. and Snore Formula Inc. (Incorporated by Reference)

                        6. (2) Modification of Contract between Desert Health Products, Inc. and Snore Formula Inc. (Incorporated by Reference)

                        7. (4) Agreement regarding Dr. Harris's Original Diabetic Feet Formula (Incorporated by Reference)

                        8. (4) Employment Agreement between Desert Health Products, Inc. and Johnny Shannon (Incorporated by Reference)

                        9. (4) Employment Agreement between Desert Health Products, Inc. and Georgia Aadland (Incorporated by Reference)

                        10. (4) Employment Agreement between Desert Health Products, Inc. and Thor Lindvaag (Incorporated by Reference)

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

(99)              Cautionary Statement Regarding Forward Looking Statements

(1)   Filed in a Form 8-K on March 15, 2000.

(2)   Filed in a Form 10-KSB on April 3, 2001.

(3)   Filed in a Form 8-K on October 31, 2000.

(4)   Filed in a Form 10-KSB March 29, 2002

Item 14. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 days prior to the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation reference in paragraph (a) above.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.                        DATED:  March 31, 2003


By: /S/ Johnny Shannon
    ------------------
        Johnny Shannon
        President

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

Signature                        Title                            Date


/S/ Johnny Shannon               Chief Executive Officer,         March 31, 2003
--------------------------       Chief Financial Officer and
Johnny Shannon                   President


/S/ Georgia Aadland              Secretary/Treasurer              March 31, 2003
--------------------------
Georgia Aadland


/S/ Thor Lindvaag                Director                         March 31, 2003
--------------------------
Thor Lindvaag


/S/ Lawrence Olson               Director                         March 31, 2003
--------------------------
Lawrence Olson


/S/ William T. Walker, Jr.       Director                         March 31, 2003
--------------------------
William T. Walker, Jr.

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Johnny Shannon, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Desert Health Products, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date")' and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors, acting as an audit committee:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                             By: /S/ Johnny Shannon
                                 ------------------
                                 Johnny Shannon
         Chief Executive Officer, Chief Financial Officer and President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Desert Health Products, Inc., (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

      1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:  /s/ Johnny Shannon
     ------------------

Johnny Shannon                                              Date: March 31, 2003
Chief Executive Officer
Chief Financial Officer
President

                          DESERT HEALTH PRODUCTS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                                 1

FINANCIAL STATEMENTS

           Consolidated Balance Sheets                                       2

           Consolidated Statements of Operations                             3

           Consolidated Statements of Changes in Stockholders' Equity        4

           Consolidated Statements of Cash Flows                            5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7-14

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Desert Health Products, Inc.

I have audited the accompanying consolidated balance sheets of Desert Health Products, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Health Products, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered substantial recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ James E. Raftery CPA PC
James E. Raftery CPA PC

February 10, 2003
Mesa, Arizona

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                                   2002           2001
                                                                               -----------    -----------
                                     ASSETS
Current Assets
    Cash                                                                       $    55,515    $    52,090
    Accounts receivable, net                                                        16,961             --
    Notes receivable                                                               208,917        377,825
    Interest receivable                                                             76,946         77,840
    Inventory                                                                      179,040        131,088
    Advances                                                                         2,500          1,671
    Prepaid expenses                                                                25,000         54,905
                                                                               -----------    -----------
         Total Current Assets                                                      564,879        695,419

Property and Equipment, net                                                        105,579        117,476

Other Assets
      Intangibles, net                                                           1,285,322      1,248,472
      Goodwill, net                                                                233,645        445,511
      Deposits                                                                      15,846         10,000
                                                                               -----------    -----------
                                                                                 1,534,813      1,703,983
                                                                               -----------    -----------
                                                                               $ 2,205,271    $ 2,516,878
                                                                               ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses                                      $   240,363    $   251,302
    Deferred revenue                                                                56,000         40,000
    Interest payable                                                               309,633        157,735
    Dividends payable                                                               32,206             --
    Current portion of long term debt                                            1,236,718      1,051,537
                                                                               -----------    -----------
         Total Current Liabilities                                               1,874,920      1,500,574

Long Term Liabilities
    Long term debt payable, net of current portion                                 328,183        390,683
                                                                               -----------    -----------
         Total Liabilities                                                       2,203,103      1,891,257

Stockholders' Equity
    Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized and 1,708,500 and 1,338,500 shares issued and outstanding
         as of December 31,  2002 and 2001, respectively                             1,708          1,338
    Common stock, $.001 par value, 25,000,000 shares
       authorized and 12,113,821 and 9,010,321 shares issued and outstanding
         as of December 31, 2002 and 2001, respectively                             12,114          9,010
    Subscriptions receivable                                                     1,466,000        474,000
    Additional paid in capital in excess of par value                            4,801,076      4,176,094
    Accumulated deficit                                                         (6,278,730)    (4,034,821)
                                                                               -----------    -----------
                                                                                     2,168        625,621
                                                                               -----------    -----------
                                                                               $ 2,205,271    $ 2,516,878
                                                                               ===========    ===========

                 See accompanying notes to financial statements

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                                         2002           2001
                                                     -----------    -----------

Revenue, net                                         $   133,075    $   361,355

Cost of Sales                                             70,062        177,869
                                                     -----------    -----------
    Gross Profit                                          63,013        183,486

Operating Expenses                                     1,567,701      2,184,395
                                                     -----------    -----------
                                                      (1,504,688)    (2,000,909)

Other Income (Expense)
    Interest expense                                    (252,660)      (149,405)
    Interest income                                       28,103         35,390
    Loan inducement fees                                 (49,695)       (50,350)
    Bad debt expense                                     (24,506)       (32,551)
    Miscellaneous expense                                (19,595)        (5,772)
    Miscellaneous income                                  32,500        341,000
    Settlement fees                                      (50,000)            --
    Loss on disposal of assets                            (1,540)            --
    Impairment of intangibles                            (95,230)            --
    Impairment of goodwill                              (386,111)            --
                                                     -----------    -----------
                                                        (818,734)       138,312
                                                     -----------    -----------
    Loss from operations before extraordinary item    (2,323,422)    (1,862,597)

Extraordinary Item
    Forgiveness of debt                                  111,719        110,000
                                                     -----------    -----------
Net Loss                                             $(2,211,703)   $(1,752,597)
                                                     ===========    ===========
Weighted Average Earnings Per Common Share           $     (0.23)   $     (0.21)
                                                     ===========    ===========

               See accompanying notes to the financial statements

                          DESERT HEALTH PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001

                                     Convertible
                                   Preferred Stock           Common Stock
                                ---------------------   ----------------------  Additional     Stock
                                            Par Value                Par Value    paid-in   subscription  Accumulated
                                 Shares     $.001 sh      Shares     $.001 sh     Capital    receivable     Deficit        Total
                                ---------   ---------   ----------   ---------  ----------  ------------  ------------  -----------
Balances, December 31, 2000     1,273,500    $  1,273    8,067,971    $ 8,068   $3,605,328   $  226,000   $(2,259,144)  $ 1,581,525

Shares issued in 2001 for:
     Fees                          65,000          65      667,350        667      371,041           --            --       371,773
     Cash                              --          --      150,000        150       74,850           --            --        75,000
     Subscription receivable           --          --      125,000        125      124,875      248,000            --       373,000
Net loss for year ended
  December 31, 2001                    --          --           --         --           --           --    (1,752,597)   (1,752,597)
                                ---------    --------   ----------    -------   ----------   ----------   -----------   -----------
Balances, December 31, 2001     1,338,500       1,338    9,010,321      9,010    4,176,094      474,000    (4,011,741)      648,701

Shares issued in 2002 for:
     Fees                         350,000         350    3,047,500      3,048      587,058           --            --       590,456
     Cash                          40,000          40           --         --       19,960           --            --        20,000
     Conversions                  (20,000)        (20)      20,000         20           --           --            --            --
     Subscription receivable           --          --       36,000         36       17,964      992,000            --     1,010,000
Dividends                              --          --           --         --           --           --       (32,206)      (32,206)
Prior Period Adjustment                                                                                       (23,080)      (23,080)
Net loss for year ended
  December 31, 2002                    --          --           --         --           --           --    (2,211,703)   (2,211,703)
                                ---------    --------   ----------    -------   ----------   ----------   -----------   -----------
Balances, December 31, 2002     1,708,500    $  1,708   12,113,821    $12,114   $4,801,076   $1,466,000   $(6,278,730)  $     2,168
                                =========    ========   ==========    =======   ==========   ==========   ===========   ===========

               See accompanying notes to the financial statements

                          DESERT HEALTH PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                    2002           2001
                                                                -----------    -----------
Cash Flows from Operating Activities
    Cash received from customers                                $    86,608    $   361,377
    Cash paid to suppliers and employees                         (1,332,417)    (1,363,435)
    Interest income                                                     192             --
    Miscellaneous income                                             32,500        341,000
    Miscellaneous expense                                           (49,595)            --
    Interest expense                                                (95,362)       (27,941)
                                                                -----------    -----------
         Net Cash Provided (Used) in Operating Activities        (1,358,074)      (688,999)

Cash Flows from Investing Activities
    Purchase of furniture and equipment                              (7,990)       (19,879)
    Purchase of intangibles                                         (12,080)      (381,387)
    Proceeds (payments) on notes receivable                         (16,431)           490
                                                                -----------    -----------
         Net Cash (Used) by Investing Activities                    (36,501)      (400,776)

Cash Flows from Financing Activities
    Purchase of common and preferred stock                               40            276
    Proceeds (payments) on stock subscription receivable          1,010,000         (7,000)
    Increase in additional paid in capital                           11,960        199,725
    Proceeds from loans                                             376,000        852,652
                                                                -----------    -----------
         Net Cash Provided  by Financing Activities               1,398,000      1,045,653
                                                                -----------    -----------
         Net Increase (Decrease) in Cash and Cash Equivalents         3,425        (44,122)

Beginning Cash and Cash Equivalents                                  52,090         96,212
                                                                -----------    -----------
Ending Cash and Cash Equivalents                                $    55,515    $    52,090
                                                                ===========    ===========

               See accompanying notes to the financial statements

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Desert Health Products, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principals and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company was incorporated in the state of Arizona on July 21, 1991 to provide innovative supplements and health solutions to the global marketplace. The Company has grown from the humblest of beginnings in the Arizona desert to a company with a global vision to educate, asses and deliver nutritional products to a global market place. The worldwide nutritional industry is one of the fastest growing sectors of the global economy. The Company has a commitment to purity, quality, research, information and support. Desert Health Products, Inc. has global distribution capabilities and offers a choice of turnkey or customized private label options. This combined with professionally derived formulations enables the Company to offer products to fill any market niche. On October 31, 2002 the Company acquired all the capital stock of Royal Products, Inc (f.k.a. JonDar Corp.), a Nevada corporation incorporated in 1991. Royal Product Inc.'s principal business activity is to provide network marketing and is under contract to purchase all of its products from Desert Health Products, Inc.

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Products, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

Inventories consist primarily of health food supplements and vitamin products and are stated at the lower of cost (first-in, first-out) or market value. Market cost represents the lower of replacement cost or estimated net realizable value.

Deferred Revenue

Payments received from product sales that have not been shipped to the customer are recorded as deferred revenue.

Shipping and Handling Costs

Operating expenses include $18,902 and $19,689 in shipping costs for the years ended December 31, 2002 and 2001, respectively.

Depreciation

Depreciation is computed by using the straight-line method for financial reporting purposes and the accelerated cost recovery method for federal income tax purposes. Depreciation expense for financial reporting purposes was $20,842 and $19,698 for the years ended December 31, 2002 and 2001, respectively.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

Intangible Assets

Intangible assets consist of costs of developing websites, trademarks, registrations, goodwill and other general intangibles and were amortized either on a straight-line rate of three to eight years in 2001, or if the asset's life is indefinite, no amortization was recorded. Amortization expense was $654,020 for the year ended December 31, 2001.

Goodwill and other intangible assets were not amortized in 2002. Statement of Financial Accounting Standards No. 142 was implemented requiring goodwill and other intangible assets to be adjusted to fair value by recording an impairment loss when applicable. Fair value of each intangible and goodwill was determined by calculating the net present value of management's estimate of future cash flows expected to be generated by the intangible or goodwill over the next three years. For the year ended December 31, 2002 impairment losses related to goodwill and other intangibles was $386,111 and $95,230, respectively, and are reported as other income and expenses on the consolidated statements of operations and accumulated deficit. Intangible assets which did not have positive estimated future cash flows were considered impaired and the carrying value was adjusted as listed in Note D. These particular assets were; websites, trademarks, registrations, loan inducement fees, and a charter membership.

Revenue and Cost Recognition

Revenues are recognized when earned, and expenses are recognized when incurred. The Company generally recognizes revenue upon shipment of its products in accordance with the terms and conditions of firm orders placed with the Company by its customers. The application of Staff Accounting Bulletin 101 did not have a material affect on the Company's financial position or results of operations.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs for the years ended December 31, 2002 and 2001 were $14,951 and $23,627, respectively.

Trade Accounts Receivable

Trade accounts receivable is recorded net of an allowance for expected losses of $14,915 and $30,000 for the year ended December 31, 2002 and 2001, respectively. The allowance is estimated from historical performance and projection of trends.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE B - GOING CONCERN AND MANAGEMENT'S PLAN

As indicated in the accompanying financial statements, the Company's gross revenue is not sufficient to meet its operating expenses for the year ended December 31, 2002. Additionally, as of that date the Company's current liabilities exceeded its current assets by $1,410,041. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management of the Company has developed the following plan to reduce its liabilities and increase its gross revenues.

Management believes they have strong support from their international clients and registrations from various countries around the world are continuing to be approved. This coupled with the exclusive marketing rights for a newly formulated product geared to helping diabetic foot problems and a new burn and scald relief product. The burn and scald relief product is being presented to some of the top police and fire department agencies in Arizona through another corporation. The Company is also in the final stage of formulating an anti-aging product which should be ready for the market in May of 2003. Management is in the process of supplementing anticipated international business by means of development of a multi-level marketing organization in the United States. The Company has acquired a wholly owned subsidiary, Royal Products, Inc. and employed selected management towards this goal. The official launch of sale by Royal Products, Inc. to the public is scheduled for March 2003. The Company has hand picked top management from the legal and marketing segment of the network marketing industry, and believes that entering this growing industry will contribute to cash flow projections. Furthermore, the Company is positioning itself in the lucrative North American market. Registrations filed in Mexico and Canada will contribute to the presence of the Company's products in the network marketing, private label and branded label markets. The Company is negotiating an agreement with a Texas based corporation, to supply twenty products from its portfolio under their label and logo. As of February 26, 2003 this corporation has notified the Company that it has entered into an agreement with two grocery store chains , one of which has seventy-two stores in Texas, and the other services a five state area to purchase twelve of the company's products. Many of the Company's international development agreements and registrations are in the final phases with companies located in the Czech Republic, Sweden, Turkey, China and Korea. Lastly, management has entered into an agreement with an individual to provide monthly funding to the Company in order to stabilize expenditures.

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

NOTE C - NOTES RECEIVABLE

                                                               2002       2001
                                                             --------   --------
Notes receivable to an officer and director of the Company
Interest was imputed at the rate of 8.5%                     $208,917   $377,825
                                                             ========   ========

      Interest receivable was $76,946 and $77,840 for the years ended December 31, 2002 and 2001, respectively.

On February 7, 2003 an officer of the Company returned 425,000 shares of the Company's stock to be held as treasury stock as repayment for the note receivable and accrued interest listed above. The aforementioned transaction would value the treasury shares at $.67 per share, the trading price as of February 7, 2003 was $.45 per share. Because there was no additional stated or unstated consideration in addition to the capital stock the entire purchase price was accounted for as the cost of the treasury shares.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized.

Property and equipment are summarized by major classifications as follows:

                                                       2002             2001
                                                   -----------      -----------
Equipment, 3-7 year life                           $   105,019      $    97,000
Leasehold Improvements, 5-39 year life                  60,572           60,572
Less:  Accumulated Depreciation                        (60,012)         (40,096)
                                                   -----------      -----------
                                                   $   105,579      $   117,476
                                                   ===========      ===========
NOTE E - INTANGIBLE ASSETS

For the year ended December 31,
                                                       2002             2001
                                                   -----------      -----------
Patents, trademarks, & registrations               $ 1,415,818      $ 1,307,237
Websites                                                28,911           25,411
Exclusive marketing rights                             530,000          530,000
Charter membership                                      25,000           25,000
Loan inducement fees                                     8,125            8,125
Customer list                                           20,000               --
                                                   -----------      -----------
                                                     2,027,853        1,895,773
Less accumulated amortization                         (647,301)        (647,301)
Impairment losses                                      (95,230)              --
                                                   -----------      -----------
                                                   $ 1,285,322      $ 1,248,472
                                                   ===========      ===========

NOTE F- GOODWILL

For the years ended December 31,
                                                       2002             2001
                                                   -----------      -----------
Goodwill                                           $ 1,123,245      $   949,000
Less accumulated amortization                         (503,489)        (503,489)
Impairment losses                                     (386,111)              --
                                                   -----------      -----------
                                                   $   233,645      $   445,511
                                                   ===========      ===========

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS (Adoption of Statement 142)

For the years ended December 31,

                                                                 2002            2001
                                                             ------------    ------------
Reported net loss before extraordinary item                  $ (2,323,422)   $ (1,862,597)
Add back: Patents, trademarks & registrations amortization             --          83,455
Add back: Website amortization                                         --           6,390
Add back: Charter membership amortization                              --           8,334
Add back: Loan inducement fee amortization                             --           2,708
Add back: Goodwill amortization                                        --         553,133
                                                             ------------    ------------
Adjusted net loss before extraordinary item                  $ (2,223,422)   $ (1,208,577)
                                                             ============    ============

 Reported net loss per share before extraordinary item       $     (.2417)   $     (.2201)
 Patents, trademarks & registrations amortization                      --           .0099
 Website amortization                                                  --           .0008
 Charter membership amortization                                       --           .0010
 Loan inducement fee amortization                                      --           .0003
 Goodwill amortization                                                 --           .0654
                                                             ------------    ------------
 Adjusted net loss before extraordinary item                 $     (.2417)   $     (.1427)
                                                             ============    ============

NOTE H - CONCENTRATIONS

For the years ended December 31, 2002 and 2001, a significant volume of sales were concentrated with three customers. Of the total revenue for the years ended December 31, 2002 and 2001, 63% and 54% or $80,540 and $157,600 were received from those customers, respectively.

NOTE I - INCOME TAXES

The Company has loss carry forwards totaling $6,106,607 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

              December 31,
          -------------------
                  2016                         $        3,337
                  2017                                 86,270
                  2018                                 17,000
                  2019                                600,000
                  2020                              1,500,000
                  2021                              1,700,000
                  2022                              2,200,000
                                               --------------
                                               $    6,106,607
                                               ==============

Taxable losses for the years ending December 31, 2002 and 2001 are estimated to be $2,200,000 and $1,700,000, respectively. Ordinarily, the Company would record an extraordinary item in each year, representing the deferred tax benefit that could be realized when those tax losses are applied against future taxable income. We estimate the extraordinary item would be $2,000,000 and $1,000,000 for the years ended December 31, 2002 and 2001, respectively. However, the deferred tax benefit would only be realized in future years with taxable income. Any future tax benefit that might be realized has been offset by a 100% allowance due to the uncertainty regarding the Company's ability to continue as a going concern.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE J -LONG TERM DEBT

Long-term notes payable consists of the following: at December 31,

                                                                2002              2001
                                                            -----------       -----------

      Unsecured notes payable to various individuals,
      payable in quarterly interest only installments of
      $41,151, bearing interest at rates of 10% to 16%
      per annum. Maturity dates range from December 31,
      2001 to June 20, 2004.                                $ 1,170,683       $   912,683

      Notes payable to various individuals, payable in
      quarterly interest only installments of $3,750,
      bearing interest at a rate of 12% per annum.
      Secured by 125,000 shares of Desert Health
      Products, Inc. Preferred Stock. Maturity dates
      range from September 22, 2001 to September 29,
      2003.                                                     125,000           125,000

      Note payable to an individual, payable in
      semi-annual interest only installments of $2,322,
      bearing interest at a rate of 15% per annum.
      Personally guaranteed by an officer of the
      Corporation.                                               18,700            18,700

      Unsecured, non-interest bearing demand note
      payable to an individual.                                   5,000            37,000

      Unsecured notes payable to various individuals,
      payable in monthly interest only installments of
      $916, bearing interest at rates of 10% to 30% per
      annum.                                                     70,000            72,418

      Unsecured, demand note payable, with a single
      $1,000 interest installment due at maturity of
      June 20, 2001.                                             15,000            15,000

      Note payable to an individual, payable in monthly
      interest only installments of $500, bearing
      interest at a rate of 12% per annum. Personally
      guaranteed by an officer of the Corporation.               50,000            50,000

      Unsecured, demand note payable, with a single
      $11,250 interest installment due at maturity.              75,000            75,000

      Note payable to a bank, bearing interest at 8.75%
      per annum.                                                     --               901

      Unsecured, non-interest bearing note payable to an
      individual.                                                23,018            23,018

      Demand note payable, non-interest bearing, secured
      by intangible assets of the Corporation.                       --           100,000

      Demand note payable to an individual, note was
      payable on May 10, 2001, note is accruing interest
      at a rate of $50 per day until principal balance
      is paid.                                                   12,500            12,500
                                                            -----------       -----------
      Total Notes Payable                                     1,564,901         1,442,220
      Less Current Maturities                                (1,236,718)       (1,051,537)
                                                            -----------       -----------
                                                            $   328,183       $   390,683
                                                            ===========       ===========

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE J -LONG TERM DEBT(CONT'D)

Of the Company's $1,564,901 in debt obligations, $824,218 is in default, and the Company is delinquent on quarterly interest payments on the long-term portion of debt of $328,183. The Company is currently in negotiations to reduce $628,183 of its debt that is currently in default and the accrued interest of $192,042 related to that debt through the issuance of 900,000 shares of non-convertible preferred stock. Lastly, $737,500 of notes payables have an option to convert to shares of common stock at eighty-percent of the bid price.

NOTE K - MISCELLANEOUS INCOME

Miscellaneous income consists of $30,000 and $325,000 for the sale of marketing rights, both domestic and foreign for certain DHPI products, and $2,500 and $16,000 in legal settlement fees for the years ended December 31, 2002 and 2001, respectively.

NOTE L - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2002 and 2001 the Company paid $638,167 and $541,038, respectively, as independent contractor fees to officers, directors, and relatives of officer's of the Corporation. Additionally, in 2002 the Company purchased Royal Products, Inc. a wholly owned subsidiary from an individual who is a majority shareholder, director, and officer of the Company for 2,000,000 shares of Desert Health Products, Inc. stock, valued at $221,000. In 2001, the Company purchased intangible assets in the amount of $275,000 from this same individual at this individual's cost.

NOTE M - PRIOR PERIOD ADJUSTMENT

The prior year's financial statements have been restated due to an overstatement of expenses in the prior year. Expenses were accrued in the prior year but subsequent payments for these expenses were not applied to the accrual. The correction has no affect on the results of the current year's activities, however, the cumulative affect increases net income and decreases accounts payable in the prior year by $17,783. Additionally a prior period adjustment in the amount of $23,080 has been recorded for an unaccrued loan inducement fee and over stated accounts payable in 2000. The adjustment has no affect on the current or prior year's activities; however the cumulative affect from both these adjustments increases accumulated deficit by $5,297.

NOTE N - COMPENSATED ABSENCES

The Company has not accounted for compensated absences because currently it cannot be reasonably estimated, but believes the amount to be immaterial.

NOTE O - COMMITMENTS

As of December 31, 2002 the Company is under written obligation to issue 15,000 shares of Desert Health Products, Inc.'s common stock, valued at $13,300 as loan inducement fees to various individuals.

The Company has written agreements with several individuals to pay royalties between $.02 and $.50 per unit of Burn & Scald sold, to be paid quarterly for twelve months. Sales of Burn & Scald have not commenced as of December 31, 2002.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE O - COMMITMENTS (CONT'D)

The Company conducts its operations from facilities under a three year non-cancelable operating lease expiring January 31, 2005. Additionally, the Company leases office space at its Beijing, China branch under a one year renewable lease. The following is the future minimum rental payments as of:

             December 31,
                 2003                             $ 133,838
                 2004                               112,838
                 2005                                 9,403
                                                  ---------
                                                  $ 256,079
                                                  =========

Total rent expense for the years ended December 31, 2002 and 2001 was $133,564 and $130,285 respectively.

NOTE P - SUBSCRIPTIONS RECEIVABLE

On December 31, 2002 subscriptions receivable consisted of $431,000 for 400,000 shares of un-issued common stock and 200,000 shares of un-issued preferred stock, and $1,035,000 for 1,035,000 shares of un-issued and unauthorized class of preferred stock. The Company is currently in the process of filing all the required documents in order to issue this new class of preferred stock which will have a specified dividend rate of 12%. As of December 31, 2002 accrued dividends payable was $32,206.

NOTE Q - EXTRAORDINARY ITEM

The Company was released of its obligation to pay $111,719 and $110,000 in obligations payable during 2002, and 2001, respectively.

NOTE R - CONTINGENCIES

The Company is currently in dispute with four lenders on the default of certain terms of agreements and amounts claimed in default. The Company intends to vigorously pursue certain counterclaims for breach of fiduciary duty, conversion and wrongful interference with business relations. The litigation is in the early stages with no significant discovery of court rulings to date.