Form 10QSB
period 2003-03-31
DESERT HEALTH PRODUCTS INC
filed 2003-05-15
CIK 1097570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


-------------------------------------------------------------------------------

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

-------------------------------------------------------------------------------

For the quarterly period ended March 31, 2003
                                                Commission file number 000-27931
                                                                       ---------


                          DESERT HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


ARIZONA                                                     86-0699108
-------                                                     ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


8221 EAST EVANS ROAD                                        85260
                                                            -----
SCOTTSDALE ARIZONA                                          (Zip Code)
------------------
(Address of Principal executive offices)

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

                                 Yes  X        No
                                     ---         -----

As of March 31, 2003, there were 12,233,821 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                                 PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003

                                     ASSETS

CURRENT ASSETS
       Cash                                                                       $    13,160
       Accounts receivable, net of allowance of $14,915                                14,794
       Inventory                                                                      171,979
       Advances                                                                         9,400
       Prepaid expenses                                                                25,000
                                                                                  -----------
                   Total Current Assets                                               234,333

PROPERTY AND EQUIPMENT, NET                                                           102,960

OTHER ASSETS
       Intangibles, net                                                             1,518,967
       Deposits                                                                        15,846
                                                                                  -----------
                                                                                    1,534,813
                                                                                  -----------
                                                                                  $ 1,872,106
                                                                                  ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
       Checks issued in excess of cash balance                                    $    28,262
       Accounts payable and accrued expenses                                          273,275
       Deferred revenue                                                                56,000
       Interest payable                                                               359,186
       Dividends payable                                                               69,148
       Current portion of obligations payable                                       1,236,718
                                                                                  -----------
                   Total Current Liabilities                                        2,022,589
Long Term Liabilities
       Obligations payable, net of current portion                                    328,183
                                                                                  -----------
                   Total Liabilities                                                2,350,772
Stockholders' Deficit
       Preferred Stock, convertible, $.001 par value, 10,000,000 shares
          authorized and 1,708,500 shares issued and outstanding                        1,708
       Common stock, $.001 par value, 25,000,000 shares
          authorized, 12,658,821 issued and 12,233,821 outstanding                     12,234
       Subscriptions receivable                                                     1,766,000
       Treasury stock, 425,000 shares at cost                                        (285,438)
       Additional paid in capital in excess of par value                            4,825,328
       Accumulated deficit                                                         (6,798,498)
                                                                                  -----------
                                                                                     (478,666)
                                                                                  -----------
                                                                                  $ 1,872,106
                                                                                  ===========

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Quarter Ended March 31, 2003


REVENUE, NET                                 $  33,580
COST OF SALES                                   21,295
                                             ---------
        Gross Profit                            12,285
OPERATING EXPENSES                             422,676
                                             ---------
        Loss from operations                  (410,391)

OTHER INCOME (EXPENSE)
        Interest expense                       (67,616)
        Miscellaneous expense                   (4,879)
        Interest income                             60
                                             ---------
                                               (72,435)
                                             ---------
NET LOSS                                     $(482,826)
                                             =========
WEIGHTED AVERAGE EARNINGS PER COMMON SHARE   $ (0.0392)
                                             =========

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                          Quarter Ended March 31, 2003


                                                   CONVERTIBLE
                                                 PREFERRED STOCK                       COMMON STOCK
                                         --------------------------------    ----------------------------------
                                                             PAR VALUE                             PAR VALUE
                                             SHARES           $.001 SH            SHARES            $.001 SH
                                         ---------------    -------------    -----------------    -------------
BALANCES, DECEMBER 31, 2002                1,708,500        $     1,708         12,113,821         $    12,114

COMMON SHARES ISSUED IN FIRST
   QUARTER OF 2003

     Conversion of notes receivable             --                 --             (425,000)               (425)

     Cash                                       --                 --                 --                  --

     Services                                   --                 --              545,000                 545

DIVIDENDS                                       --                 --                 --                  --
NET LOSS FOR QUARTER ENDED

  MARCH 31, 2003                                --                 --                 --                  --
                                         -----------        -----------        -----------         -----------

BALANCES,  MARCH 31, 2003                  1,708,500        $     1,708         12,233,821         $    12,234
                                         ===========        ===========        ===========         ===========


                                                TREASURY STOCK
                                         -------------------------   ADDITIONAL     STOCK
                                                                       PAID-IN    SUBSCRIPTION   ACCUMULATED
                                           SHARES         COST         CAPITAL     RECEIVABLE      DEFICIT         TOTAL
                                         ----------   -----------    -----------  -----------   ------------    -----------
BALANCES, DECEMBER 31, 2002                    --     $      --      $ 4,801,076   $ 1,466,000   $(6,278,730)   $     2,168
                                         ----------   -----------    -----------   -----------   -----------    -----------
COMMON SHARES ISSUED IN FIRST
   QUARTER OF 2003

     Conversion of notes receivable         425,000      (285,438)          --            --            --         (285,863)

     Cash                                      --            --             --         300,000          --          300,000

     Services                                  --            --           24,252          --            --           24,797

DIVIDENDS                                      --            --             --            --         (36,942)       (36,942)
NET LOSS FOR QUARTER ENDED

  MARCH 31, 2003                               --            --             --            --            --         (482,826)
                                        -----------   -----------    -----------   -----------   -----------    -----------
BALANCES,  MARCH 31, 2003                   425,000   $  (285,438)   $ 4,825,328   $ 1,766,000   $(6,798,498)   $  (478,666)
                                        ===========   ===========    ===========   ===========   ===========    ===========

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        Quarter Ended March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
          Cash received from customers                                                        $  36,448
          Cash paid to suppliers and employees                                                 (374,214)
          Miscellaneous expense                                                                  (4,879)
          Interest income                                                                            60
          Interest expense                                                                      (18,062)
                                                                                              ---------
                   Net Cash (Used) in Operating Activities                                     (360,647)

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                                               (3,070)
          Advances                                                                               (6,900)
                                                                                              ---------
                   Net Cash (Used) by Investing Activities                                       (9,970)

CASH FLOWS FROM FINANCING ACTIVITIES
          Increase in stock subscription receivable                                             300,000
                                                                                              ---------
                   Net Cash Provided  by Financing Activities                                   300,000
                                                                                              ---------
                   Net (Decrease) in Cash and Cash Equivalents                                  (70,617)

BEGINNING CASH AND CASH EQUIVALENTS                                                              55,515
                                                                                              ---------
ENDING CASH AND CASH EQUIVALENTS                                                              $ (15,102)
                                                                                              =========
RECONCILIATION OF CHANGES IN NET OPERATIONS TO NET CASH USED
     BY OPERATING ACTIVITIES:
          Loss from operations                                                                $(482,826)
          Adjustments to reconcile change in loss from operations to net cash  (used) by operating activities:
                   Depreciation                                                                   5,688
                   Stock issued for services                                                     24,797
          (Increase) decrease in operating assets
                   Accounts receivable                                                            2,868
                   Inventory                                                                      7,061
          Increase (decrease) in operating liabilities
                   Interest payable                                                              49,554
                   Accounts payable                                                              32,211
                                                                                              ---------
                        Net Cash  (Used) by Operating Activities                              $(360,647)
                                                                                              =========

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

Overview

     Desert Health Products, Inc., an Arizona corporation, ("the Company") was formed in 1991. The Company is engaged in the packaging, sale and distribution of branded and store brand (private label) vitamins, nutritional supplements, skin care and animal care products. Desert Health has focused its marketing and registration efforts primarily in the foreign marketplace. This is a very time consuming and expensive project, but the nutriceutical and nutritional supplement market is growing at a faster pace internationally than the domestic market. One of the many rewards of having customers in the international market is that once the registrations are in place, the customer becomes a partner in developing that market in the long-term. However, the Company is taking steps to offer its products to mid-size chain store operations as an initial step towards penetrating the domestic market.

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

RESULTS OF OPERATIONS

     Three months ended March 31, 2003.

     Revenues. Revenues for the three months ended March 31, 2003, were $33,580, a decrease of $18,603, or 36% from $52,183, for the three months ended March 31, 2002. This decrease was principally attributable to the continued problems resulting from the events on September 11, 2001, and the negative market environment making it increasingly difficult to re-establish sales. The Company is continuing its efforts to launch new distribution outlets in Europe, Asia and in the Domestic market.

     Operating Expenses. Operating expenses for the three months ended March 31, 2003, were $422,676, which was an increase of $7562, or 1.8% as compared to $415,114, for the three months ended March 31, 2002. This increase was primarily the result of additional expenses incurred in the acquisition and development of Royal Products, Inc.

     Net loss for the Company was $482,287 for the three months ended March 31, 2003, as compared to a net loss of $207,212 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As indicated in the Company's financial statements attached, the Company's gross revenue was not sufficient to meet its operating expenses for the three months ended March 31, 2003. In addition, as of March 31, 2003, the Company's current liabilities exceeded its current assets by $1,788,256, as compared to $756,603 for the comparable three-month period ended March 31, 2002. Those factors create an uncertainty regarding the Company's ability to continue as a going concern.

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

         On March 3, 2003, the Company produced records in compliance with a suit brought by a former consultant and shareholder who asserted rights to view certain corporate records under Arizona law. The Arizona Superior Court thereafter dismissed the suit. On March 4, 2003, the plaintiff moved for reinstatement of the case for the purpose of seeking an award of attorney's fees.

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

          None.

ITEM 6. Exhibits and Reports of Form 8-K

(a)      Exhibits

                  None

(b) Reports on Form 8-K

                  During the quarter ended March 31, 2003, the Company filed a Form 8-K on January 10, 2003, relating to Item 5.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

By:      /s/ Johnny Shannon
         ----------------------
         Johnny Shannon
         President

By:      /s/ Johnny Shannon                 May 15, 2003
         ----------------------
         Johnny Shannon/Chief Financial Officer

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

Date: May 15, 2003

                               By: Johnny Shannon
                                   ----------------
                                   Johnny Shannon
         Chief Executive Officer, Chief Financial Officer and President

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

By:   /s/ Johnny Shannon
          --------------
Johnny Shannon             Date:  May 15, 2003
Chief Executive Officer
Chief Financial Officer
President