Form 10QSB
period 2003-06-30
DESERT HEALTH PRODUCTS INC
filed 2003-08-18
CIK 1097570

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

For the quarterly period ended June 30, 2003    Commission file number 000-27931

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

                                Yes |X|   No |_|

As of June 30, 2003, there were 12,363,821 shares of common stock outstanding.

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    June 30,

                                                                                2003              2002
                                                                            -----------       -----------
                                     ASSETS
Current Assets
      Cash                                                                  $    27,217       $       567
      Accounts receivable, net of allowance of $14,915                           17,985            37,893
      Notes receivable                                                               --           585,118
      Interest receivable                                                            --            93,357
      Inventory                                                                 171,976           129,465
      Advances                                                                    3,900             1,937
      Prepaid expenses                                                           34,651            54,905
                                                                            -----------       -----------
            Total Current Assets                                                255,729           903,242

Property and Equipment, net                                                      97,271           108,915

Other Assets
      Intangibles, net                                                        1,518,967         1,357,931
      Deposits                                                                   15,846            10,000
                                                                            -----------       -----------
                                                                              1,534,813         1,367,931
                                                                            -----------       -----------

                                                                            $ 1,887,813       $ 2,380,088
                                                                            ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Checks issued in excess of cash balance                               $    49,201       $    23,185
      Accounts payable and accrued expenses                                     290,621           246,389
      Deferred revenue                                                           56,000            65,000
      Interest payable                                                          173,957           240,331
      Dividends payable                                                         112,708                --
      Current portion of obligations payable                                  1,023,218         1,310,718
                                                                            -----------       -----------
            Total Current Liabilities                                         1,705,705         1,885,623

Long Term Liabilities
      Obligations payable, net of current portion                                    --           390,683
                                                                            -----------       -----------
            Total Liabilities                                                 1,705,705         2,276,306

Stockholders' Deficit
      Preferred Stock, convertible, $.001 par value, 10,000,000 shares
         authorized and 1,708,500 shares issued and outstanding                   1,708             1,358
      Common stock, $.001 par value, 25,000,000 shares
         authorized, 12,788,821 issued and 12,363,821 outstanding                12,364             9,446
      Subscriptions receivable                                                2,697,339           561,000
      Treasury stock, 425,000 shares at cost                                   (285,438)               --
      Additional paid in capital in excess of par value                       4,842,943         4,312,238
      Accumulated deficit                                                    (7,086,808)       (4,780,260)
                                                                            -----------       -----------
                                                                                182,108           103,782
                                                                            -----------       -----------

                                                                            $ 1,887,813       $ 2,380,088
                                                                            ===========       ===========

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Quarters Ended June 30,

                                                       2003              2002
                                                     ---------        ---------

Revenue, net                                         $  22,266        $  33,062

Cost of Sales                                           15,759           19,637
                                                     ---------        ---------
     Gross Profit                                        6,507           13,425

Operating Expenses                                     193,577          486,872
                                                     ---------        ---------

     Loss from operations                             (187,070)        (473,447)

Other Income (Expense)
     Interest expense                                  (56,739)        (107,387)
     Loan inducement fees                                   --           (9,000)
     Miscellaneous expense                                (949)          (6,774)
     Interest income                                         8           15,518
     Relinquishment of debt                                 --           10,831
                                                     ---------        ---------
                                                       (57,680)         (96,812)
                                                     ---------        ---------

Net Loss                                             $(244,750)       $(570,259)
                                                     =========        =========

Weighted Average Earnings Per Common Share           $ (0.0195)       $ (0.0604)
                                                     =========        =========

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      Quarters Ended June 30, 2003 and 2002

                                         Convertible
                                        Preferred Stock               Common Stock              Treasury Stock
                                    ----------------------     -----------------------      ----------------------
                                                 Par Value                   Par Value
                                      Shares     $.001 sh        Shares       $.001 sh       Shares         Cost
                                    ---------    ---------     ----------    ---------      -------      ---------
Balances, March 31, 2002            1,358,500      $1,358       9,201,321      $ 9,201           --      $      --

Common shares issued in second
  quarter of 2002
    Services                               --          --         195,000          195           --             --
    Loan inducement fees                   --          --          50,000           50           --             --
    Subscriptions receivable               --          --              --           --           --             --
Net loss for quarter ended                 --          --              --           --           --             --
  June 30, 2002
Prior Period Adjustment                    --          --              --           --           --             --
                                    ---------      ------      ----------      -------      -------      ---------
Balances,  June 30, 2002            1,358,500      $1,358       9,446,321      $ 9,446           --      $      --
                                    =========      ======      ==========      =======      =======      =========

Balances, March 31, 2003            1,708,500      $1,708      12,233,821      $12,234      425,000      $(285,438)

Common shares issued in second
  quarter of 2003
    Services                               --          --         130,000          130           --             --
    Cash                                   --          --              --           --           --             --
    Debt conversion                        --          --              --           --           --             --
Dividends                                  --          --              --           --           --             --
Net loss for quarter ended
  June 30, 2003                            --          --              --           --
                                    ---------      ------      ----------      -------      -------      ---------
Balances, June 30, 2003             1,708,500      $1,708      12,363,821      $12,364      425,000      $(285,438)
                                    =========      ======      ==========      =======      =======      =========

                                       Additional           Stock
                                         paid-in         subscription      Accumulated
                                         Capital          receivable          Deficit          Total
                                       -----------       -----------       -----------       ---------
Balances, March 31, 2002               $ 4,268,383       $   461,000       $(4,236,736)      $ 503,206

Common shares issued in second
  quarter of 2002
    Services                                34,905                --                --          35,100
    Loan inducement fees                     8,950                --                --           9,000
    Subscriptions receivable                    --           100,000                --         100,000
Net loss for quarter ended                      --                --          (570,259)       (570,259)
  June 30, 2002
Prior Period Adjustment                         --                --            26,735          26,735
                                       -----------       -----------       -----------       ---------
Balances,  June 30, 2002               $ 4,312,238       $   561,000       $(4,780,260)      $ 103,782
                                       ===========       ===========       ===========       =========

Balances, March 31, 2003               $ 4,825,328       $ 1,766,000       $(6,798,498)      $(478,666)

Common shares issued in second
  quarter of 2003
    Services                                17,615                --                --          17,745
    Cash                                        --            64,000                --          64,000
    Debt conversion                             --           867,339                --         867,339
Dividends                                       --                --           (43,560)        (43,560)
Net loss for quarter ended
  June 30, 2003                                 --                --          (244,750)       (244,750)
                                       -----------       -----------       -----------       ---------
Balances, June 30, 2003                $ 4,842,943       $ 2,697,339       $(7,086,808)      $ 182,108
                                       ===========       ===========       ===========       =========

                          DESERT HEALTH PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Quarters Ended June 30,

                                                                    2003            2002
                                                                 ---------       ---------
Cash Flows from Operating Activities
          Cash received from customers                           $  19,075       $  15,597
          Cash paid to suppliers and employees                    (178,538)       (300,869)
          Miscellaneous expense                                       (614)             --
          Interest income                                                8              --
          Interest expense                                          (2,813)        (24,429)
                                                                 ---------       ---------

                Net Cash (Used) in Operating Activities           (162,882)       (309,701)

Cash Flows from Investing Activities
          Purchase of assets                                            --          (1,886)
          Proceeds from advances                                     5,500              --
                                                                 ---------       ---------

                Net Cash Provided by Investing Activities            5,500          (1,886)

Cash Flows from Financing Activities
          Proceeds from notes payable                               94,000         186,400
          Payments on notes payable                                 (7,500)             --
          Increase in stock subscription receivable                 64,000         100,000
                                                                 ---------       ---------

                Net Cash Provided  by Financing Activities         150,500         286,400
                                                                 ---------       ---------

                Net (Decrease) in Cash and Cash Equivalents         (6,882)        (25,187)

Beginning Cash and Cash Equivalents                                (15,102)          2,569
                                                                 ---------       ---------

Ending Cash and Cash Equivalents                                 $ (21,984)      $ (22,618)
                                                                 =========       =========

                                                                            2003             2002
                                                                          ---------       ---------
Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
          Loss from operations                                            $(244,750)      $(570,259)
          Adjustments to reconcile change in loss from operations to net cash  (used) by operating activities:
                Miscellaneous expense                                           168              --
                Depreciation                                                  5,688           5,445
                Amortization                                                     --         170,087
                Relinquishment of debt                                           --         (10,831)
                Loan inducement fees                                             --           9,000
                Conversion of debt for stock                                239,156              --
                Stock issued for services                                    17,745          35,100
          (Increase) decrease in operating assets
                Accounts receivable                                          (3,191)        (17,465)
                Prepaid expenses                                             (9,818)             --
                Inventory                                                         3          (2,905)
                Interest receivable                                              --         (15,517)
                Advance                                                          --            (266)
          Increase in operating liabilities
                Interest payable                                           (185,229)         82,957
                Deferred revenue                                                 --          25,000
                Accounts payable                                             17,346         (20,047)
                                                                          ---------       ---------
                     Net Cash  (Used) by Operating Activities             $(162,882)      $(309,701)
                                                                          =========       =========

PART 1. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Desert Health Products, Inc.'s financial position and operating results for the interim period.

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

Cautionary Statement Regarding Forward-looking Statements

      Our Form 10KSB, our Annual Report to Stockholders, this or any other Form 10-QSB filed by us or any other written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate", "intends", "estimate", "forecast", "project" and similar expressions identify forward-looking statements.

      We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings). Though we have attempted to list comprehensively these important factors, we wish to caution investors that other factors could in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      We are an Arizona corporation, ("Desert Health" or "the Company") was formed in 1991. We are engaged in the packaging, sale and distribution of branded and store brand (private label) vitamins, nutritional supplements, skin care and animal care products. We have focused our marketing and registration efforts primarily in the foreign marketplace. This is a very time consuming and expensive project, but the nutraceutical and nutritional supplement market is growing at a faster pace internationally than the domestic market. One of the many rewards of having customers in the international market is that once the registrations are in place, the customer becomes a partner in developing that market in the long-term. However, we are taking steps to offer our products to mid-size chain store operations as an initial step towards penetrating the domestic market.

      We market over 100 products, which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Pet Care Products, and Water Purification Products. We have traditionally outsourced our raw materials manufacturing.

      On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health and Intercontinental Capital Fund, Inc., ("Intercontinental") a Nevada Corporation (a company subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of Rule 144 restricted common stock of Desert Health, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental.

CRITICAL ACCOUNTING POLICIES

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

                                  Depreciation

Depreciation is computed by using the straight-line method for financial reporting purposes and the accelerated cost recovery method for federal income tax purposes

Income Taxes

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

Intangible Assets

Intangible assets consist of costs of developing websites, trademarks, registrations, goodwill and other general intangibles and were amortized either on a straight-line rate of three to eight years in 2001, or if the asset's life is indefinite, no amortization was recorded

Goodwill and other intangible assets were not amortized in 2002. Statement of Financial Accounting Standards No. 142 was implemented requiring goodwill and other intangible assets to be adjusted to fair value by recording an impairment loss when applicable. Fair value of each intangible and goodwill was determined by calculating the net present value of management's estimate of future cash flows expected to be generated by the intangible or goodwill over the next three years

Revenue and Cost Recognition

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

Advertising Costs

The Company expenses advertising costs as they are incurred

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

      Our success depends heavily upon the continued contributions of Johnny Shannon, our President, whose knowledge, leadership and technical expertise would be difficult to replace. We have an Employment Agreement with Mr. Shannon that expires January 31, 2004.

      To grow our business successfully and to maintain a high level of quality, we will need to recruit, retain and motivate additional highly skilled sales, marketing, and finance personnel. If we are not able to hire, train and retain a sufficient number of qualified employees, our growth will be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenue.

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

      We believe that our available cash resources will not be sufficient to meet our anticipated working capital and capital expenditure requirements for at least 12 months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

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

RESULTS OF OPERATIONS

      Six months ended June 30, 2003 and 2002.

      Revenues. Revenues for the six months ended June 30, 2003, were $22,266, a decrease of $10,796 or 33% from $33,062, for the six months ended June 30, 2002. This decrease was principally attributable to the continued problems resulting from the events on September 11, 2001, and the negative market environment making it increasingly difficult to re-establish sales. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

      Operating Expenses. Operating expenses for the six months ended June 30, 2003, were $193,577, which was a decrease of $293,295, or 60% as compared to $486,872, for the six months ended June 30, 2002. This decrease is primarily the result of not amortizing goodwill and other intangible assets, reductions in amounts paid to officers, reductions in amounts paid for contract labor, and other cost saving measures being implemented by us.

      Net loss was $244,750 for the six months ended June 30, 2003, as compared to a net loss of $570,259 for the six months ended June 30, 2002. This decrease is primarily the result of not amortizing goodwill and other intangible assets, reductions in amounts paid to officers, reductions in amounts paid for contract labor, and other cost saving measures being implemented by us.

LIQUIDITY AND CAPITAL RESOURCES

      As indicated in our attached financial statements, our gross revenue was not sufficient to meet our operating expenses for the six months ended June 30, 2003. In addition, as of June 30, 2003, our current liabilities exceeded our current assets by $1,449,976, as compared to $982,381 for the comparable six month period ended June 30, 2002. This increase is primarily due to long term liabilities becoming current liabilities. Those factors create an uncertainty regarding our ability to continue as a going concern.

      In June 2003, we finalized an agreement to reduce approximately $867,339 of our debt through the issuance of 1,100,000 shares of non-convertible preferred stock. The debt was originally loaned to us in 2000 and 2001 and bore an interest rate of 15% APR. (See Exhibit 10.12 and 10.13)

      In June 2003, we negotiated a $350,000 One Year Note and Loan Agreement. (See Exhibit 10.11)

      Since inception, we have financed our cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As we continue our marketing activities in Europe, China and North America, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common and preferred stock offerings and bank borrowings to the extent necessary to provide working capital.

      Over the next 12 months, we intend to increase our revenues by releasing new products under development to our target markets. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next 12 months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available it may take either the form of debt, equity, or a combination thereof. The down turn in the capital market will substantially impact our ability to sell securities in planned amounts and in turn our ability to meet our capital requirements. In either case, the financing could have a negative impact on our financial condition and our stockholders.

TRENDS AND NEW DEVELOPMENTS

      In July 2003, we established an office in Trondheim, Norway, to assist in the launch of new distribution outlets in the international market in a more efficient and cost-effective manner. Thor Lindvaag, Senior Vice President of International Sales and Marketing, has relocated from our headquarters in Scottsdale Arizona, to Trondheim, Norway to oversee our European office.

      Management believes that with the opening of our new office we will be able to provide better and timelier services to existing customers. Additionally, with the ability to personally meet more frequently with prospective customers throughout Europe, management believes additional revenues will be generated.

      Regarding the domestic market, initial shipments to Wright Enterprises have been made in the third quarter to regional chain stores in the Central United States. Wright Enterprises is owned by Rayfield Wright, a former Dallas Cowboy and five-time Super Bowl winner. Additionally we believe increased revenue from the domestic market will be realized in the third and fourth quarters of 2003 with the official launch of Desert Health's wholly owned subsidiary, Royal Products, Inc.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      On March 5, 2003, we instituted suit in the Arizona Superior Court, Maricopa County, against a Phoenix-based marketer of health care products, seeking unspecified damages for fraud and misrepresentation arising from a product licensing and marketing agreement.

      On November 12, 2002, we were named in a suit filed in Arizona Superior Court by Christensen, et al. The suit involves various promissory notes in the amount of $125,000 plus interest at the rate of 12% APR.

ITEM 2. Changes in Securities

      None.

ITEM 3. Defaults by the Company upon its Senior Securities.

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports of Form 8-K

      (a)   Exhibits

          Registrant is filing the following exhibits:

              10.11.    One Year Note and Loan Agreement (Filed herewith)

              10.12.    Option Agreement (Filed herewith)

              10.13. Agreement for the Issuance and Sale of Stock (Filed herewith)

              31.1.     Certification of Chief Executive Officer pursuant to
                        Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2.     Certification of Chief Financial Officer pursuant to
                        Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2. Certification of Chief Financial Officer pursuant to 18 U.S.D. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

              None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)


By:  /s/ Johnny Shannon                          August 14, 2003
     --------------------------------------
     Johnny Shannon
     President


By:  /s/ Johnny Shannon                          August 14, 2003
     --------------------------------------
     Johnny Shannon/Chief Financial Officer