Form 10QSB
period 2003-09-30
DESERT HEALTH PRODUCTS INC
filed 2003-11-14
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

                        Commission File Number: 000-27931

                          DESERT HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                                     Arizona
              (State of other jurisdiction of other jurisdiction of
                         incorporation or organization)

                                   86-0699108
                     (I.R.S. Employer Identification Number)

                 8221 East Evans Road, Scottsdale Arizona 85260
                     (Address of Principal executive office)

                                  480.951.1941
              (Registrant's telephone number, including area code)


                            ------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of September 30, 2003:
12,938,821

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

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  September 30,

                                                                            2003             2002
                                                                        -----------      -----------
                                 ASSETS
Current Assets
   Cash                                                                 $    33,296      $    39,759
   Accounts receivable, net of allowance of $14,915                          16,964           29,827
   Notes receivable                                                              --          602,118
   Interest receivable                                                           --           99,510
   Inventory - finished goods                                               162,130          129,428
   Advances                                                                   1,010            2,500
   Prepaid expenses                                                          11,960           67,364
                                                                        -----------      -----------
         Total Current Assets                                               225,360          970,506

Property and Equipment, net                                                  94,860          108,097

Other Assets
   Intangibles, net                                                       1,520,467        1,189,994
   Deposits                                                                   9,366           10,000
                                                                        -----------      -----------
                                                                          1,529,833        1,199,994
                                                                        -----------      -----------

                                                                        $ 1,850,053      $ 2,278,597
                                                                        ===========      ===========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Checks issued in excess of cash balance                              $    39,857      $    14,837
   Accounts payable and accrued expenses                                    318,740          251,408
   Deferred revenue                                                          56,000           63,000
   Interest payable                                                         161,939          257,867
   Dividends payable                                                        157,604               --
   Current portion of obligations payable                                 1,018,218        1,347,706
                                                                        -----------      -----------
         Total Current Liabilities                                        1,752,358        1,934,818

Long Term Liabilities
   Obligations payable, net of current portion                                   --          328,183
                                                                        -----------      -----------
         Total Liabilities                                                1,752,358        2,263,001

Stockholders' Deficit
   Preferred Stock, convertible, $.001 par value, 10,000,000 shares
      authorized and 2,808,500 shares issued and outstanding                  2,808            1,508
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 13,363,821 issued and 12,938,821 outstanding               12,939            9,961
   Subscriptions receivable                                               2,109,389        1,061,000
   Treasury stock, 425,000 shares at cost                                  (285,438)              --
   Additional paid in capital in excess of par value                      5,917,545        4,436,648
   Accumulated deficit                                                   (7,659,548)      (5,493,521)
                                                                        -----------      -----------
                                                                             97,695           15,596
                                                                        -----------      -----------

                                                                        $ 1,850,053      $ 2,278,597
                                                                        ===========      ===========

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Quarters Ended September 30,

                                                                   2003                2002
                                                                ---------           ---------
Revenue, net                                                    $  74,822           $  19,373

Cost of Sales                                                      59,121              14,333
                                                                ---------           ---------
   Gross Profit                                                    15,701               5,040

Operating Expenses                                                467,854             630,820
                                                                ---------           ---------

   Loss from operations                                          (452,153)           (625,780)

Other Income (Expense)
   Interest expense                                               (47,320)            (67,611)
   Loan inducement fees                                            (8,937)            (20,500)
   Miscellaneous expense                                           (3,915)             (5,575)
   Interest income                                                     56               6,205
   Beijing office expense                                          (5,000)                 --
                                                                ---------           ---------
                                                                  (65,116)            (87,481)
                                                                ---------           ---------

Net Loss                                                        $(517,269)          $(713,261)
                                                                =========           =========


Weighted Average Earnings Per Common Share                      $ (0.0402)          $ (0.0725)
                                                                =========           =========

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   Quarters Ended September 30, 2003 and 2002

                                      Convertible
                                    Preferred Stock                Common Stock                  Treasury Stock
                                    ---------------------------    ----------------------------  ---------------------------
                                                     Par Value                      Par Value
                                        Shares        $.001 sh        Shares         $.001 sh        Shares          Cost
                                    --------------  -----------    -------------   ------------  --------------   ----------
Balances, June 30, 2002                1,358,500       $1,358        9,446,321       $ 9,446              --       $      --

Preferred shares issued in third
   quarter of 2002
        Services                         150,000          150               --            --              --              --
Common shares issued in third
   quarter of 2002
        Services                              --           --          425,000           425              --              --
        Loan inducement fees                  --           --           90,000            90              --              --
        Subscriptions receivable              --           --               --            --              --              --
Net loss for quarter ended                    --           --               --            --              --              --
 September 30, 2002
Prior Period Adjustment                       --           --               --            --              --              --
                                       ---------       ------       ----------       -------         -------       ---------
Balances,  September 30, 2002          1,508,500       $1,508        9,961,321       $ 9,961              --       $      --
                                       =========       ======       ==========       =======         =======       =========


Balances, June 30, 2003                1,708,500       $1,708       12,363,821       $12,364         425,000       $(285,438)

Preferred shares issued in third
   quarter of 2003
        Debt conversion                1,100,000        1,100               --            --              --              --
Common shares issued in third
   quarter of 2003
        Cash                                  --           --          200,000           200              --              --
        Debt conversion                       --           --          350,000           350              --              --
        Services                              --           --           25,000            25              --              --
        Subscriptions receivable              --           --               --            --              --              --
Dividends                                     --           --               --            --              --              --
Net loss for quarter ended
  September 30, 2003                          --           --               --            --
                                       ---------       ------       ----------       -------         -------       ---------
Balances,  September 30, 2003          2,808,500       $2,808       12,938,821       $12,939         425,000       $(285,438)
                                       =========       ======       ==========       =======         =======       =========


                                        Additional          Stock
                                         paid-in         subscription        Accumulated
                                         Capital          receivable           Deficit            Total
                                      -------------      --------------     -------------      -----------
Balances, June 30, 2002                $ 4,312,238        $   561,000        $(4,780,260)       $ 103,782

Preferred shares issued in third
   quarter of 2002
        Services                            15,675                 --                 --           15,825
Common shares issued in third
   quarter of 2002
        Services                            88,325                 --                 --           88,750
        Loan inducement fees                20,410                 --                 --           20,500
        Subscriptions receivable                --            500,000                 --          500,000
Net loss for quarter ended                      --                 --           (713,261)        (713,261)
 September 30, 2002
Prior Period Adjustment                         --                 --                 --               --
                                       -----------        -----------        -----------        ---------
Balances,  September 30, 2002          $ 4,436,648        $ 1,061,000        $(5,493,521)       $  15,596
                                       ===========        ===========        ===========        =========


Balances, June 30, 2003                $ 4,842,943        $ 2,697,339        $(7,097,383)       $ 171,533

Preferred shares issued in third
   quarter of 2003
        Debt conversion                    516,239           (867,339)                           (350,000)
Common shares issued in third
   quarter of 2003
        Cash                               199,800                 --                 --          200,000
        Debt conversion                    349,650                 --                 --          350,000
        Services                             8,913                 --                 --            8,938
        Subscriptions receivable                --            279,389                 --          279,389
Dividends                                       --                 --            (44,896)         (44,896)
Net loss for quarter ended
  September 30, 2003                            --                 --           (517,269)        (517,269)
                                       -----------        -----------        -----------        ---------
Balances,  September 30, 2003          $ 5,917,545        $ 2,109,389        $(7,659,548)       $  97,695
                                       ===========        ===========        ===========        =========

                          DESERT HEALTH PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Quarters Ended September 30,

                                                              2003           2002
                                                           ---------      ---------
Cash Flows from Operating Activities
      Cash received from customers                         $  75,843      $  27,439
      Cash paid to suppliers and employees                  (453,748)      (382,964)
      Miscellaneous expense                                   (3,000)        (5,575)
      Interest income                                             56             52
      Interest expense                                       (41,273)       (41,299)
                                                           ---------      ---------

            Net Cash (Used) in Operating Activities         (422,122)      (402,347)

Cash Flows from Investing Activities
      Deposits                                                (5,480)            --
      Increase in notes receivable                                --        (17,000)
      Purchase of assets                                      (4,865)        (7,038)
      Proceeds/(payments) on advances                          2,890           (563)
                                                           ---------      ---------

            Net Cash Used by Investing Activities             (7,455)       (24,601)

Cash Flows from Financing Activities
      Proceeds from sale of common stock                         200             --
      Increase in additional paid in capital                 199,800             --
      Proceeds from notes payable                            345,000             --
      Payments on notes payable                             (100,000)       (25,512)
      Increase in stock subscription receivable                   --        500,000
                                                           ---------      ---------

            Net Cash Provided  by Financing Activities       445,000        474,488
                                                           ---------      ---------

            Net Increase in Cash and Cash Equivalents         15,423         47,540

Beginning Cash and Cash Equivalents                          (21,984)       (22,618)
                                                           ---------      ---------

Ending Cash and Cash Equivalents                           $  (6,561)     $  24,922
                                                           =========      =========

                                                                           2003             2002
                                                                        ---------        ---------
Reconciliation of Changes in Net Operations to Net Cash Used
  by Operating Activities:
       Loss from operations                                             $(517,269)       $(713,261)
       Adjustments to reconcile change in loss from operations to net cash  (used) by operating activities:
             Depreciation                                                   5,778            5,455
             Amortization                                                      --          170,338
             Loan inducement fees                                           8,937           20,500
             Stock issued for services                                         --          104,575
       (Increase) decrease in operating assets
             Accounts receivable                                            1,021            8,066
             Prepaid expenses                                              34,484          (12,460)
             Inventory                                                      9,846               37
             Interest receivable                                               --           (6,153)
       Increase (decrease) in operating liabilities
             Interest payable                                               6,962           17,537
             Deferred revenue                                                  --           (2,000)
             Accounts payable                                              28,119            5,019
                                                                        ---------        ---------
                  Net Cash  (Used) by Operating Activities              $(422,122)       $(402,347)
                                                                        =========        =========

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless the context otherwise requires, the terms "Desert Health", "Company", "we", "us" and "our" in this Quarterly Report on Form 10-QSB refer to Desert Health Products, Inc., an Arizona corporation.

      The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

CAUTIONARY STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors below and elsewhere in this report.

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

Cautionary Statement Regarding Forward-looking Statements

      Our Annual Report on Form 10-KSB, this or any other quarterly reports on Form 10-QSB filed by us or any other written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate", "intends", "estimate", "forecast", "project" and similar expressions identify forward-looking statements.

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

      On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health and Intercontinental Capital Fund, Inc., ("Intercontinental"), a Nevada corporation (a company subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of Rule 144 restricted common stock of Desert Health, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental.

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

Nature of Operations

      We were incorporated in the state of Arizona on July 21, 1991 to provide innovative supplements and health solutions to the global marketplace. We have grown from the humblest of beginnings in the Arizona desert to a company with a global vision to educate, assess and deliver nutritional products to a global market place. The worldwide nutritional industry is one of the fastest growing sectors of the global economy. We have a commitment to purity, quality, research, information and support. We have global distribution capabilities and offers a choice of turnkey or customized private label options. This combined with professionally derived formulations enables us to offer products to fill any market niche. On October 31, 2002, we acquired all the capital stock of Royal Products, Inc (f.k.a. JonDar Corp.), a Nevada corporation incorporated in 1991. Royal Product Inc.'s principal business activity is to provide network marketing and is under contract to purchase all of its products from us.

Basis of Consolidation

      The consolidated financial statements include the accounts of Royal Products, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

      For purposes of the statement of cash flows, we consider all short-term debt securities purchased with an initial maturity of three months or less to be cash equivalents.

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

      Revenues are recognized when earned, and expenses are recognized when incurred. We generally recognize revenue upon shipment of our products in accordance with the terms and conditions of firm orders placed with us by our customers. The application of Staff Accounting Bulletin 101 did not have a material affect on our financial position or results of operations.

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

Advertising Costs

      We expense advertising costs as they are incurred

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

RESULTS OF OPERATIONS

      Three months ended September 30, 2003 and 2002.

      Revenues. Revenues for the three months ended September 30, 2003, were $74,822, an increase of $55,449 or 286% from $19,373, for the three months ended September 30, 2002. This increase was principally attributable to the increased acceptance of our registrations in the foreign markets and to the first deliveries of Wright Enterprises products to supermarket chains. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

      Operating Expenses. Operating expenses for the three months ended September 30, 2003, were $467,854, which was a decrease of $162,966, or (26%) as compared to $630,820, for the three months ended September 30, 2002. This decrease is primarily the result of not amortizing goodwill and other intangible assets, reductions in amounts paid to officers, reductions in amounts paid for contract labor, and other cost saving measures being implemented by us.

      Net loss was $517,269 for the three months ended September 30, 2003, as compared to a net loss of $713,261 for the three months ended September 30, 2002. This decrease is primarily the result of not amortizing goodwill and other intangible assets, reductions in amounts paid to officers, reductions in amounts paid for contract labor, and other cost saving measures being implemented by us.

LIQUIDITY AND CAPITAL RESOURCES

      As indicated in our attached financial statements, our gross revenue was not sufficient to meet our operating expenses for the nine months ended September 30, 2003. In addition, as of September 30, 2003, our current liabilities exceeded our current assets by $1,526,998, as compared to $964,312 for the comparable three month period ended September 30, 2002 .

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of September 30, 2003, our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a
- 15 (e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2003.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 5, 2003, we instituted suit in the Arizona Superior Court, Maricopa County, against a Phoenix-based marketer of health care products, seeking unspecified damages for fraud and misrepresentation arising from a product licensing and marketing agreement.

      On November 12, 2002, we were named in a suit filed in Arizona Superior Court by Christensen, et al. The suit involves various promissory notes in the amount of $125,000 plus interest at the rate of 12% APR. We have successfully satisfied the promissory note claims and we have filed a counterclaim against Scott Christensen and that counterclaim remains pending.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

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

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

By:  /s/ Johnny Shannon                          November 14, 2003
     -------------------
     Johnny Shannon,
     President

By:  /s/ Johnny Shannon                          November 14, 2003
     -------------------
     Johnny Shannon,
     Chief Financial Officer