Form 10KSB
period 2003-12-31
DESERT HEALTH PRODUCTS INC
filed 2004-03-30
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934]

                  For the fiscal year ended: December 31, 2003

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

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_| .

      For the fiscal year ended December 31, 2003, the Registrant's revenues were approximately $193,090. As of March 1, 2004, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $6,392,047.

      The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2004 was 13,263,821 shares.

                    Documents incorporated by reference: None
          Transitional Small Business Disclosure Format Yes |_| No |X|

                          DESERT HEALTH PRODUCTS, INC.
                           FOR THE FISCAL PERIOD ENDED
                                December 31, 2003

                                 Index to Report
                                 On Form 10-KSB

PART I                                                                      Page

Item 1.  Business                                                            3
Item 2.  Properties                                                         12
Item 3.  Legal Proceedings                                                  12
Item 4.  Submission of Matters to a Vote of Security Holders                13

PART II

Item 5.  Market for Registrant's Common Equity and                          13
         Related Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial Condition        14
         And Results of Operation
Item 7.  Financial Statements and Supplementary Data                        18
Item 8. Changes in and Disagreements with Accountants on Accounting and 18 Financial Disclosure
Item 8A. Controls and Procedures                                            18

PART III

Item 9.  Directors and Executive Officers of the Registrant                 18
Item 10. Executive Compensation                                             21
Item 11. Security Ownership of Certain Beneficial Owners                    22
         And Management
Item 12. Certain Relationships and Related Transactions                     23

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports                23
         On Form 8-K
Item 14. Principal Accountant Fees and Services                             25

Signatures                                                                  26

Note concerning Forward Looking Statements:

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

      However, now that the international market is somewhat established and starting to grow, the Company is starting to develop a customer base in the United States and Canada specializing at present with companies that have existing markets and sales force. In November 2002, the Company acquired a company specializing in network marketing of nutritional supplements and skin care products in the US. This company purchases all its products from Desert Health.

      Joanne Cavanagh, H.N.T., A.H.G., National Director of Sales, is on our staff as an on-site nutrition therapist. Ms. Cavanagh has certifications in the fields of Nutrition, Supplements, Stress Management, Nutrition Therapies, Weight Management and Western Herbalism. Ms. Cavanagh provides insight into special formulations and developments in the natural products industry. The ability to provide education and information to both the wholesale and retail divisions has increased our potential to penetrate numerous markets.

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

Subsequent Events

      In January 2004, we appointed Leonard Makowka, M.D., Ph.D., as head of our Medical Advisory Board. Dr. Makowka, a distinguished clinical surgeon, transplantation surgeon and medical researcher, is recognized as one of the world's leading authorities in hepatic science (study relating to the liver). Dr. Makowka has retired from surgical practice and has been using his medical expertise to pursue investment strategies and technology development in life sciences and other technological areas.

      Dr. Makowka has agreed that Royal Products, Inc., a wholly owned subsidiary of Desert Health Products, Inc., has exclusive use of his name and endorsement on all Royal's labels, brochures, sales literature and audios and CD's.

      Thor Lindvaag resigned from the Board of Directors, effective January 26, 2004.

      In February 2004, Desert Health Products, Inc., was accepted for listing onto the Frankfurt Exchange in Germany. Trading commenced February 10, 2004, under the symbol "DHE" and the German cusip (WKN) number ADBMFX. The Frankfurt Exchange is the world's third largest organized exchange-trading market in terms of turnover and dealings in securities. It accounts for more than 85 percent of the total securities turnover in Germany and is the largest of the eight German stock exchanges. It ranks third in the world behind the NYSE and NASDAQ markets. It offers its clients only floor trading through brokers and, since the launch of XETRA, also provides fully-electronic trading facilities, whereby orders from any point in the globe are automatically inputted into the order book on the central computer.

      We believe the listing on the Frankfurt Exchange will increase the profile of Desert Health with investors, both institutional and retail, in Germany and across Europe.

      In March 2004, Mr. Edward L. Beddow, joined Desert Health Products, Inc., as head of International Business Development and Corporate Finance. Mr. Beddow has been Vice President and Global Quality Director CitiBusiness at Citigroup (NYSE:C) and has over 20 years experience in Quality, Information Technology, and Audit and Finance in large multinational companies in the financial services and manufacturing industries. He has significantly participated in the establishment and growth of new global businesses and functions within several companies. His responsibilities have included recruitment of worldwide personnel, budget management, process improvement projects and development of policies and procedures. He has published several professional articles/books and taught university courses at the Graduate level.

      We believe Mr. Beddow will utilize his experience and international network to benefit the immediate and future growth of Desert Health and be a major factor in achieving the funding and expertise needed to fuel our current international expansion plans.

      Websites for Royal Products, Inc., www.royalproducts.net and Desert Health Products, Inc., www.deserthealth.com have been updated and are now e-commerce ready and specially geared toward our specialty products.

Products and Product Development

      Desert Health's products are marketed under its customers' store brands (private label) as well as under our own brands.

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

      Our product lines include:

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

   o Specialty Supplements - We use current scientific research to create innovative specialty supplements. We search worldwide to find the naturally derived ingredients utilized to formulate these powerful products. All of these supplements contain targeted nutrition ingredients to provide safe and effective remedies for common ailments.

   o Weight Management Products - In response to the obesity epidemic in the United States and elsewhere in the world. We have developed a line of products to assist in weight reduction and management. Our weight loss products incorporate natural ingredients, which help to reduce appetite, accelerate metabolism, diminish carbohydrate cravings, and encourage fat loss, so that weight loss may be achieved.

   o Herbal/Botanical Products - Our herbs and other botanical products are created from premium raw materials. We utilize only botanical ingredients cultivated from reputable growers with strict quality standards. Our formulas blend the traditional wisdom of cultures across the globe, and modern science.

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

   o Ayurvedic Products - For over 5000 years a health system referred to as 'Ayurveda', meaning 'the science of life' has been practiced in India. This system of natural medicine uses a holistic approach to healing using specialized herbal formulas to balance the body. Our Ayurvedic herbal formulas blend the traditional ancient wisdom with the finest current scientific research and manufacturing methods.

   o Skin/Personal Care Products - The condition and appearance of one's skin is one of the first things that people notice. We offer some of the most innovative skin care technology available anywhere. Desert Health's skin care and personal care products are designed to maintain and protect the natural inheritance of youthful smoothness and the radiant vitality of healthy skin. We specialize in state of the art formulations that meet the industry standards and qualifications from all natural accepted products to Beta/Alpha Hydroxy items.

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

      Burn and Scald Relief has won many awards in China and elsewhere. These include the Brussels Eureka '98, Merite De L'Invention.

   o Desert Health's FOOT CARE - A Skin Conditioning System - An innovative product designed specifically to treat the dry skin and other skin conditions often associated with diabetes. This topical skin care system is formulated to provide deep skin moisturization, enhance healthy looking skin, and make the skin feel fresh again. It is a two-phased natural product and is doctor recommended, often showing results starting with the first application.

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

New Products

   o Anti-Aging - A complete line of anti-aging products developed by nationally known dermatologists exclusively for Desert Health, are packaged and ready for market The product line, labeled with our nationally registered name and logo LaVraie(TM) (The Truth) includes the following products:

            >  LaVraie Night-time Treatment Cream
            >  LaVraie Treatment Cleanser
            >  LaVraie Treatment Under Makeup Cream
            >  LaVraie Treatment Toner
            >  LaVaie Two-phase Treatment Mask and Lift

   o Children's Chewable Multi-Vitamins - These vitamins are available in cherry, orange and grape flavors, supplying the required nutritional needs of active children.

   o  Spf 30 Plus - an aloe vera based sun screen product.

   o Pregnenalone - has been shown to act quickly and profoundly to restore balance to the basic stress chemistry of the body. It may be the most potent and quick acting brain nutrient. Pregnenalone has been found to strengthen the myelin sheath membranes that are vital to the healthy functioning of our brains and nervous systems.

   o DHEA - Dehydroepiandrosterone or DHEA as it is more commonly called, is the most abundant steroid in the bloodstream and is present at even higher levels in brain tissue. Supplemental DHEA has been shown to have anti-aging and anti-obesity influences.

Desert Health is against animal testing for cosmetic products and ingredients. We do not test our products or ingredients on animals, nor do we commission others to do so.

Manufacturing and Packaging

      Desert Health has contracts with manufacturers that have FDA approved facilities, GMP registration and in some cases, when necessary, topical drug licenses. Thus, we are able to contract package for companies around the world to meet their needs.

Marketing and Distribution Strategies

      Desert Health's strategy is to build relationships with distributors and retail operators. Desert Health is developing a niche market by focusing on the mid-size companies that need branded or private label products in affordable volumes. Desert Health's in-house packaging and contract packaging agreements enable us to provide multiples of various sizes and bottles to meet the requirements of our customers.

Global Sales

      Desert Health will continue to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that 'Made in USA' products are the safest and highest quality products obtainable.

      Desert Health's office in Beijing, China, is located at B1501 Room, CaiZhi International Plaza, No. 18 East Street, Zhongguancun, Haidian District, and the Chief Agent is Ms. Zhong jianjian. We have an experienced staff that is aggressively promoting our products to many areas of the huge Chinese market. At the present time our products are either being tested or registered in Beijing, Shanghai and Guangzhou China.

      In June 2003, we opened a European office for Desert Health in Trondheim Norway. This office in the heart of Europe will enable us to respond promptly to our European customers' needs and to develop new customer contacts. Additionally, this closer contact will result in our increased awareness of the public's requirements in the supplement industry throughout Europe.

         Thor Lindvaag, a native of Norway, is overseeing the European office. Desert Health, in concert with Mr. Lindvaag, has signed a 10 year licensing agreement with Royal Products Scandinavia, AS, a direct sales marketing company. All their products will be supplied by Desert Health. Desert Health has 10% ownership in the company and will receive royalty on the sales. The first order to Royal Products Scandinavia was shipped in January 2004.

Industry Overview

Domestic Market

      Surveys find that the majority of Americans depend on dietary supplements to maintain good health. As a result, the dietary supplement industry generates billions of dollars in sales annually in the United States, making it one of the most dynamic sectors of the United States economy.

      The Journal of the American Medical Association ("JAMA") published June 26, 2002, that all adults should take vitamin supplements to help prevent chronic diseases. The article states, "...that most people do not consume an optimal amount of vitamins by diet alone. It appears prudent for all adults to take vitamin supplements." The study also notes that other supplements may be needed to achieve the minimum daily requirement of certain vitamins and minerals beyond the amount contained in any multivitamin. Three in five consumers - 59% - take supplements on a regular basis.

      According to the Natural Marketing Institute (NMI), which monitors consumer trends in the marketplace, demand for dietary supplements corresponds with a strategic shift in how consumers view health and wellness. More than ever before, consumers feel empowered to manage their health and are either actively using supplements or are researching information about them.

      For this reason, new survey research conducted for the Dietary Supplement Information Bureau finds that dietary supplements have become an American standard. Three in five consumers - (59%) - take supplements on a regular basis. Corresponding to the dramatic growth of herbal products over the past few years the survey found that almost one in four Americans (23%) regularly uses herbs and specialty supplements.

      Minerals consist of 8% of the supplement market, with sales of $1.4 billion in 2000. Nutrition Business Journal charts developments in the dietary supplement industry. Their last reported supplement sales chart exceeded $16.8 billion for 2000 with vitamins remaining the largest seller with $6 billion in sales - about 35% of the market. Within this category the biggest seller is calcium, which comprised half of all mineral sales, followed by iron, magnesium, chromium, zinc, selenium and potassium.

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

      In Asia, the United States is an important player. Based on trade statistics, health supplement imports from the United States showed a steady growth. The marketplace is generally very receptive to

American products. While the market is highly competitive and indeed saturated, best prospects are those supplements that are innovative with scientifically proven benefits, focused on preventive care. Natural, holistic (i.e. wellness-focused), enzymatic formulae, anti-oxidants, bone-mineral enhancement formulae, brain-foods, vanity-related and those that provide a quick "pick-me-up" for sports enthusiasts are increasing in popularity. "Nutraceuticals," a recently coined term that refers to natural and herbal remedies that are manufactured and packaged in capsule form, is fast gaining acceptance. Multi-vitamins and vitamin C supplements are traditionally popular with the mass market.

      Market expansion is estimated to be between three percent and five percent annually as more Asians include supplements in their diet, with a view to overall health improvement.

Source and Availability of Raw Materials

      Desert Health constantly searches worldwide with the help of its advisors for the finest quality raw materials in order to guarantee that we continue to provide the most active finished product to its customers.

      We have not experienced any material adverse effect on our business as a result of shortages of raw materials or packaging materials used in the manufacture of our products. An unexpected interruption or a shortage in supply could adversely affect us.

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

Major Customers

      For the years ended December 31, 2003 and 2002, a significant volume of sales was concentrated with three to four customers. These accounted for 60% of sales during fiscal 2003. In 2002 these three customers accounted for 63% of sales. If these customers, or any of the Company's other major customers substantially reduce their volume of purchases from Desert Health, results of operations could be materially adversely affected.

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company channels of distribution. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

      We believe that there are also numerous companies competing for nutritional product lines in our geographical markets. As most companies are privately held, we are unable to precisely assess the size of our competitors or where we stand with respect to sales volume by brand. Most competitors are substantially larger than we are and have greater financial resources, which could adversely impact our success. We believe that we derive a competitive benefit in having spent several years establishing import rights into various countries.

International Sales

      Sales of our products outside of North America represented approximately 62% and 71% in fiscal 2003 and 2002, respectively. The Company expects that international sales will continue to represent a significant portion of its sales. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical ingredients, currency exchange fluctuations, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international distributors and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

Government Regulation

      The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by one or more Federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and countries in which Desert Health's products are sold. In addition, we market certain of our products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc., (USP) and other voluntary standard organizations.

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

      The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing.

      DSHEA also authorizes the FDA to promulgate Good Manufacturing Practice regulations for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. We believe that its facilities and those of independent third party manufacturers have completed significant facility renovations that should allow us to comply with the new regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels.

      Our products which are sold in Canada are further subject to Canadian government regulation under that country's Food and Drug Act and the regulations thereunder (the "Canadian Act"), which includes regulatory approvals of applicable products through a drug identification number and general proprietary number by Health Canada. The loss of a particular drug identification number or general proprietary number would adversely affect our ability to continue to sell the particular product to which the drug identification number or general proprietary number was assigned. Material non-compliance with the provisions of the Canadian Act may result in the loss of a drug identification number or general proprietary number or the seizure and forfeiture of the particular products, which are sold in non-compliance with the Canadian Act.

      In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be.

      Overseas, registration is mandatory in each country prior to distribution. This process may take from several months to over a year to complete. We, at any one time, may have several products waiting approval for registration and eventual distribution. We can provide no assurance as to the timing of such approvals.

Trademarks

      Desert Health owns or has applied for trademarks registered with the United States Patent and Trademark Office. Additionally, we have registered the Desert Health trade name and logo as Class 5 in the following countries:
Argentina, Brazil, Canada, Egypt, France, Germany, Hong Kong, Indonesia, Italy, Malaysia, Mexico, Norway, Spain, Sweden, Taiwan, Britain and Northern Ireland. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks. Desert Health believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. Desert Health vigorously protects its trademarks against infringement.

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

      Desert Health believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived 'fad' items, we are able to anticipate significant consumer demand for certain types of products. We develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of significant funds by us for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulations and packaging.

Product Liability/Insurance

      Desert Health, as a distributor of products that are ingested, faces an inherent risk of exposure to product liability claims. Accordingly, we maintain product liability insurance coverage and require each of our suppliers to carry product liability insurance covering. While management believes that its insurance coverage is adequate, there can be no assurance that any judgment against us will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on us.

Employees

      As of December 31, 2003, we had seven full time employees at our headquarters in Scottsdale, Arizona, USA and an additional three employees in our offices in Beijing, China. None of our employees are subject to any collective bargaining agreements. Consultants are utilized as needed in marketing and sales. Commissioned personnel include persons we may hire from time to time in sales and marketing.

      Our proposed personnel structure can be divided into three broad categories: (1) management and professional, (2) administrative, and (3) project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and workload demands.

      We are dependent upon the services of Johnny Shannon, Chairman and President of the Company. Mr. Shannon currently has an Employment Agreement with us, which will expire January 31, 2005. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Shannon or our inability to attract and retain other qualified employees could have a material adverse effect on us.

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

ITEM 2.     PROPERTIES

      Our main offices are located at 8221 East Evans Road, Scottsdale, Arizona, USA, and our telephone number is 480.951.1941, Fax Number: 480.661.7163. E-mail address: info@deserthealth.com. The facility is a leased 11,000 square foot building. These headquarters are adequate for marketing efforts domestically and internationally. We anticipate the need for additional space in the future, but anticipate no difficulty in obtaining such space in the immediate vicinity at favorable rates. We pay rent at the rate of $9403.00 per month. All property is in good repair.

      The Company has an office in Beijing, China in the Dongcheng District and pays rent of approximately USD 954.25 per month.

ITEM 3.     LEGAL PROCEEDINGS

      On March 5, 2003, we instituted suit in the Arizona Superior Court, Maricopa County, against a Phoenix-based marketer of health care products, seeking unspecified damages for fraud and misrepresentation arising from a product licensing and marketing agreement.

      On November 12, 2002, we were named in a suit in the Superior Court in the State of Arizona, by holders of various promissory notes. The claims against us were resolved prior to December 31, 2003, and we have satisfied our obligations under the terms of the resolution. As to one of the plaintiffs, we have asserted a counterclaim for breach of fiduciary duty, conversion, and wrongful interference with business relations. We intend to vigorously pursue our counterclaim.

      We are named in a suit filed June 2, 2002, in the Maricopa County Superior Court, brought by a plaintiff claiming to hold an assignment of note in the amount of $50,000 from a former consultant to the Company. The Company asserts that the note was paid in full prior to the alleged assignment, and intends to vigorously defend our position. The matter is scheduled for a status conference in April 2004.

      Buccaneer Holdings, Inc. secured a default judgment in Calgary, Alberta, Canada, in December 2003 in the amount of USD 37,385 plus interest and legal costs. Desert Health disputes that it ever received any loan funds from Buccaneer Holdings, Inc., and intends to aggressively resist the perfecting of the judgment in Arizona, and we have not accrued the amount in our financials.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "DHPI". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the OTC:BB for the last eight quarters. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                    High                Low
                                    ----                ---
2002
----
Quarter ended March 31              0.51                0.17
Quarter ended June 30               0.31                0.16
Quarter Ended  September 30         0.31                0.18
Quarter Ended December 31           0.54                0.08

2003
----
Quarter Ended March 31              0.55                0.25
Quarter Ended June 30               0.62                0.15
Quarter Ended September 30          0.65                0.40
Quarter Ended December 31           0.65                0.35

      As of December 31, 2003, we had 13,163,821 shares outstanding held by approximately 364 stockholders of record.

      Refer to Item 11 below with regard to information regarding our equity compensation plans.

      We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Sales of unregistered securities in 2003 are as follows:

      545,000 shares Rule 144 common stock were authorized to be issued to nine employees and/or directors of the company January 27, 2003, with a value of Fifty-one cents per share.

      May 29, 2003, 50,000 shares Rule 144 common stock, valued at Twenty-one cents per share, were issued to an individual as a retainer. However, we are disputing this issuance.

      May 29, 2003, pursuant to agreements, an aggregate number of 80,000 shares of Rule 144 common stock, valued at Twenty-one cents per share, were issued to three individuals, who are all sophisticated investors with prior relationships with the Company.

      July 8, 2003, 1,100,000 shares Preferred Stock, valued at $1.00 per share, based on a Put option included in the agreement, were issued to an institutional investor based on an agreement dated June 16, 2003, to convert $967,339 of debt. See Note O "Shares Subject to Mandatory Redemption".

      July 8, 2003, 350,000 shares Rule 144 common stock, valued at Fifty-four cents per share, were authorized to be issued to an institutional investor with a prior relationship with us, in satisfaction of loan repayment agreements.

      July 18, 2003, 25,000 shares Rule 144 common stock valued at Fifty-five cents per share were authorized to be issued as a loan inducement to a sophisticated investor with a prior relationship with us.

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

Cautionary Statement Regarding Forward-looking Statements

      This report may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate", "intends", "estimate", "forecast", "project" and similar expressions identify forward-looking statements.

      We wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in our prior SEC filings.). Though we have attempted to list comprehensively these important factors, we wish to caution investors that other factors could in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies Used in Financial Statements

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These policies include the carrying value of inventory, intangibles and goodwill, allowance for doubtful accounts, depreciable lives and revenue recognition.

Overview

      Our auditors' report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. As a result of our deficiency in working capital at December 31, 2003, and other factors, our auditors have included a paragraph in their report stating those factors create an uncertainty regarding our ability to continue as a going concern.

Results of Operations

Comparison of years ended December 31, 2003 and 2002

      Revenues. Revenues for the year ended December 31, 2003 were $193,090, an increase of $60,015 or 45% increase from $133,075 for the year ended December 31, 2002. This increase was principally attributable to an increase in our domestic sales.

      General and Administrative. General and administrative, legal and consulting expenses for the year ended December 31, 2003, were $1,989,111 which was a decrease of $22,718 from the $2,011,829 for the year ended December 31, 2002. This decrease was primarily the result of lower employee compensation. For the year ended December 31, 2003 and December 31, 2002, impairment losses related to goodwill were $0 and $386,111, respectively. Additionally, impairment losses related to intangibles for the years ended December 31, 2003 and December 31, 2002 was $530,000 and $95,230, respectively. These amounts are reported as operating expenses on the consolidated statements of operations and accumulated deficit. See Note A- "Summary of Significant Accounting Policies".

      Our net loss was $2,369,546 for the year ended December 31, 2003 as compared to net loss of $2,211,703 for the year ended December 31, 2002. This increase was the result of increasing financing costs and a reduction of inventory to market in the amount of $43,682 as well as increasing activity and related additional expenses discussed above.

Liquidity and Capital Resources

      As indicated in our financial statements attached, our net revenue was not sufficient to meet our operating expenses for the year ended December 31, 2003. In addition, as of December 31, 2003, our current liabilities exceeded our current assets by $2,041,845. These factors create an uncertainty regarding our ability to continue as a going concern.

      Since inception, we have financed our cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As we continue our marketing activities in Europe, Asia and North America, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide our working capital.

      We are continuing our goal of supplementing anticipated international business by means of development of a network marketing organization in the United States. Our wholly owned subsidiary, Royal Products, Inc., has selected management towards this goal. This management is under the leadership of Dr. Cliff Baird and Dr. Leonard Makowka. Dr. Cliff Baird holds an MBA and a PhD. and has for the last thirty years, trained well over 200,000 network marketing distributors and other sales agents in the concepts of sudden success.

      Leonard Makowka, M.D., PhD., head of Desert Health's Medical Advisory Board, in cooperation with Dr. Baird is developing a media network and a complete product presentation that will be used by all distributors. Dr. Makowka has agreed to allow Royal Products, Inc., to use his name and endorsement, "DrMak" on all its labels, brochures, sales literature, audios and CD's. It is their goal that "Dr.Mak /Royal Products becomes a recognized household name in the nutrition and health industry.

      Furthermore, we are continuing to position ourselves in the lucrative North American market. We believe that trademark and logo registrations under Class 5 filed in Mexico and Canada will contribute to the presence of our products in the network marketing, private label and branded label markets.

      Many of our international development agreements and registrations are in the final phases with companies located in the Czech Republic, Sweden, Turkey, China and Korea.

      Over the next 12 months, we intend to increase our revenues through the strong support from our international and domestic clients and registrations from various countries around the world are continuing to be approved.

      Sales of private labeled products for Wright Sports and Nutrition began in 2003. Rayfield Wright, President of Wright Sports and Nutrition, was a star football player with the Dallas Cowboys, making five Super Bowl and six Pro Bowl appearances. He was a candidate for the National Professional Football Hall of fame as well as the Ring of Honor. This product line focuses primarily on professional athletes and aging baby boomers that associate themselves with professional athletes and have similar needs for supplements. Currently, these products are being sold to Brookshire Brothers supermarket chain, United Foods, and Apollo Men's spas. Mr. Wright is in final negotiations with Wal-Mart, and is currently talking to Walgreen's, Sam's Clubs, Costco, B.J.'s, the US Military PX and other smaller chains.

      We have entered into a 10 year agreement with a Scottsdale, Arizona based company, EIC, for private labeling of our Desert Health's Foot Care - a skin care system, in Mexico and all Indian Nations within the United States. Initial shipments have commenced to the Osage Nation. R.C. "Dick" Eisenach, President of EIC, has international and domestic management, sales and marketing experience. His initial contract with the Osage Nation is expected to exceed $155,000 and he has additional contracts pending.

      Management believes the events as described above will bring liquidity and profitability to the Company in the coming year. We believe exclusive marketing rights to the new health products, and other products being negotiated for, will bring significant volume and profitability.

      We will continue to increase the number of our employees, and expand our facilities where necessary to meet product development and completion deadlines. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next 12 months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available it may take either the form of debt, equity, or a combination thereof. The down turn in the capital market will substantially impact our ability to sell securities in planned amounts and in turn our ability to meet our capital requirements. In either case, the financing could have a negative impact on our financial condition and that of our shareholders.

      There are no off-balance sheet arrangements.

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

      Our success depends heavily upon the continued contributions of Johnny Shannon, our President, whose knowledge, leadership and technical expertise would be difficult to replace. We have an Employment Agreement with Mr. Shannon that expires January 1, 2005. Additionally, we have key man insurance in the amount of $500,000 on Mr. Shannon.

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

      We believe that our available cash resources will not be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. We will need to raise additional funds to respond to business contingencies, which could include the need to:

   o  Fund more rapid expansion;

   o  Fund additional marketing expenditures;

   o  Develop new products or enhance existing products;

   o  Enhance our operating infrastructure;

   o  Hire additional personnel;

   o  Respond to competitive pressures; or

   o  Acquire complementary businesses or technologies.

      If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Consolidated Financial Statements" and Consolidated Financial Statement schedules appearing on Page 22 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have changed our auditors from James E. Raftery, CPA, PC, to Semple & Cooper, L.L.P. James E. Raftery, CPA, PC, did not resign or decline to stand for reelection. Rather, James E. Raftery, CPA, PC, is not certified under the PCAOB. The change in accountants was approved by the Board of Directors. There are no disagreements with James E. Raftery, CPA, PC. The new firm, Semple & Cooper, L.L.P., commenced its engagement as of March 16, 2004.

Item 8A. Controls and Procedures

      As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT: COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT.

      The following table sets forth the names, positions with us and ages of our executive officers and our directors. Directors shall be elected at our annual meeting of shareholders and each director shall hold office for a term of one year and until their successors shall have been duly chosen and shall have qualified. The board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

         Name              Age      Title

Johnny Shannon             67       Chief Executive Officer, Chairman,
                                    President, Director and Chief Financial
                                    Officer
Georgia Aadland            66       Secretary/Treasurer and Director
Thor Lindvaag              56       Director, Sr. Vice President of
                                    International Marketing
Lawrence G. Olson          62       Director
William T. Walker, Jr.     71       Director

Duties, Responsibilities and Experience

Johnny Shannon has been President, Director and Chief Financial Officer of the Company since 1996. From 1984 - 1996 Mr. Shannon served as an officer, director and shareholder with several nutritional supplement companies.

Georgia Aadland has been Secretary/Treasurer of the Company since 1997 and a Director of the Company from 1991 to 1996 and from 1998 to present.

Thor Lindvaag has been Director and Senior Vice President of International Marketing of the Company since 1996 through January 26, 2004. From 1991 - 1996, Mr. Lindvaag was President of Trim and Fit International. From 1988 - 1991, and he was the managing Director of Arizona Health Holding. Mr. Lindvaag resigned from the Board of Directors effective January 26, 2004.

Lawrence G. Olson, Director of the Company since January 1998, is currently an officer and director of Olson Precast of Arizona, Inc. Mr. Olson has been a director of several public companies, including the Phoenix National Bank, and is currently a member of the board of directors and chairman of the board of AZCO Mining, Inc. Mr. Olson graduated from the School of Engineering at the University of Southern California in 1959.

William T. Walker, Jr., Director of the Company since March 2000, has over 40 years experience in the capital markets industry. Mr. Walker has been a member of the board of the Securities Industry Association, Chairman of the California District Securities Industry Association, Governor of the Pacific Stock Exchange, President of the Bond Club of Los Angeles, and a member of the American Stock Exchange Advisory Committee. Mr. Walker graduated from Culver Military Academy, and attended Stanford University and served in the United States Air Force. Mr. Walker is currently serving as a member of the Board of Directors for the following public companies: Health Sciences Group, Inc., King-Thomason Group, Inc., and Supralife International, Inc.

LIMITATION OF LIABILITY OF DIRECTORS

      Our by-laws provide as follows: " Except as hereinafter stated otherwise, the Corporation shall indemnify all of its officers and directors, past, present and future, against any and all expenses incurred by them, and each of them including but not limited to legal fees, judgments and penalties which may be incurred, rendered or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as Officers or Directors of this Corporation."

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

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

The Board of Directors acts as our audit committee. Due to our size we cannot at this time appoint a director who meets all of the requirements and qualifications of a financial expert pursuant to the regulations promulgated under the Securities Exchange Act of 1934, as amended.

We have formally adopted a Code of Ethics which is publicly available on our website at www.deserthealth.com

Compensation Committee Interlocks and Insider Participation

      The Board of Directors does not have a Compensation Committee. The Board of Directors oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

      General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2003, the Board of Directors reviewed and approved the compensation of our executive officers.

      Loans. In fiscal 2003, our Board of Directors granted no loans to any officers or directors of the Company.

      Overall Policy; Significant Factors. During fiscal 2003, our continued entrance into the international market, which brings with it all the normal capital requirements to sustain growth, influenced the compensation decisions made by the Board of Directors in respect to our executive officers. Therefore, certain stock compensation may be granted at times in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

      As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until our share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

      The Board believes that cash bonuses are, at times, appropriate based upon the performance of our business compared to our internal expectations and general business conditions.

            Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Desert Health executive officers and directors, and persons who beneficially own more than ten percent of Desert Health's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Desert Health with copies of all Section 16 (a) forms they file. Based upon a review of such copies of such forms furnished to Desert Health and written representations from Desert Health executive officers and directors, Desert Health believes that during fiscal 2003 all forms 3 and 4 were filed on a timely basis for Desert Health executive officers and directors. Forms 5 for Mr. Shannon and Ms. Aadland were not timely filed.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation of our executive officers and directors during each of the fiscal years since inception of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation exclusive of loans footnoted herein.

      We have Employment Agreements with Johnny Shannon and Georgia Aadland, both of which were extended to January 31, 2005, by approval of the Board of Directors. The Employment Agreements were filed in a Form10-KSB March 29, 2002.

                           Summary Compensation Table

                                                                                    Long Term Compensation

                                       Annual Compensation                 Awards                           Payouts

      (a)                (b)       (c)       (d)            (e)              (f)                (g)           (h)            (i)

                                                                          Restricted        Securities
      Name                                             Other Annual         Stock           Underlying       LTIP         All other
 and Principal                    Salary    Bonus      Compensation        Award(s)        Options/SARs     Payouts     Compensation
    Position            Year       ($)       ($)            ($)              ($)                (#)           ($)            ($)
Johnny Shannon (1)      2003        0         0          $125,736       200,000 shares           0             0              0
CEO, Chairman           2002        0         0          $258,509       0                        0             0              0
President, and          2001        0         0          $143,863       75,000 shares            0             0              0
Director

Georgia Aadland         2003        0         0          $ 21,736       100,000 shares
Secretary/              2002        0         0          $ 44,300       0                        0             0              0
Treasurer               2001        0         0          $ 38,400       75,000 shares            0             0              0
And Director

Thor Lindvaag           2003        0         0          $ 68,202       50,000 shares            0             0              0
                        2002        0         0          $ 95,762       0                        0             0              0
Director, Vice          2001        0         0          $ 49,675       75,000 shares            0             0              0
President of
Intn'l Marketing

      (1) On February 7, 2003, Mr. Shannon returned 425,000 shares of our stock to be held as treasury stock as repayment for a note receivable and accrued interest. See Note L "Related Party Transactions:.

Compensation of Directors

      All directors will be reimbursed for expenses incurred in attending Board or committee meetings. Mr. Walker received $10,000 in each of 2003, 2002, and 2001 for consulting services.

Options, Grants and Exercises in 2003

      No executive officers were granted stock options or exercised options in 2003.

      Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

-------------------------------------------------------------------------------------------------------------------------
(a)                     (b)          (c)               (d)                                   (e)
-------------------------------------------------------------------------------------------------------------------------
Name                    Shares       Value Realized    Number of Securities Underlying       Value of Unexercised in the
                        Acquired                       Unexercised Options/SARs at FY-End    Money Options/SARs at FY-End
                        On                             (#)                                   ($)
                        Exercise
                        ($)          ($)               Exercisable/Unexercisable             Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Johnny Shannon          0            --                1,000,000(1)                          $1,000,000(2)
-------------------------------------------------------------------------------------------------------------------------
Georgia Aadland         0            --                  500,000(1)                            $500,000(2)
-------------------------------------------------------------------------------------------------------------------------
Thor Lindvaag           0            --                  500,000(3)                            $500,000(2)
-------------------------------------------------------------------------------------------------------------------------

      1.    All options are currently exercisable.

      2. Amounts based on closing price of $1.00 per share as of March 19, 2004.

      3.    Options expired January 31, 2004

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of December 31, 2003, with respect to the beneficial ownership of common stock by (i) each person who to our knowledge beneficially owned or had the right to acquire more than 10% of the outstanding common stock, (ii) each of our directors and (iii) all our executive officers and directors as a group. Unless otherwise indicted, the address of each individual is C/O Desert Health Products, Inc., 8221 East Evans Road, Scottsdale Arizona 85260

Name of Beneficial Owner (1)              Number                Percent
                                          Of Shares             Of Class (2)

Johnny Shannon (3)                        5,108,950                  40
Georgia Aadland                             505,400                   4
Thor Lindvaag                               305,000                   2
Lawrence G. Olson                           466,000                   4
William T. Walker, Jr.                      150,000                   1

All Directors & Officers as a Group       6,535,350                  51
(5 individuals)

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

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------
                             Number of securities to      Weighted average        Number of securities
       Plan Category         be issued upon exercise      exercise price of      remaining available for
                             of outstanding options,    outstanding options,         future issuance
                               warrants and rights       warrants and rights
--------------------------------------------------------------------------------------------------------
                                       (a)                       (b)                       (c)
--------------------------------------------------------------------------------------------------------
 Equity compensation plans            None                       N/A                       N/A
   approved by security
          holders
--------------------------------------------------------------------------------------------------------
 Equity compensations not           2,000,000                   $0.25                      N/A
   approved by security
          holders
--------------------------------------------------------------------------------------------------------
           Total                                                $0.25                      N/A
--------------------------------------------------------------------------------------------------------

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Insider Relationships: Jonathan Gotcher, website development, is the grandson of the Chairman and President, Johnny Shannon.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this Report

            1.    Financial Statements:

                  A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        1.    Independent Auditors' Report
                        2.    Financial Statements:
                                    Balance Sheet                         2
                                    Statements of Operation and
                                    Accumulated Deficit                   3
                                    Statements of Changes in
                                    Stockholders Equity                   4
                                    Statements of Cash Flows              5 - 6
                        3.    Notes to Consolidated Financial
                              Statements                                  7 - 18

      All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            1.    During the fiscal year 2003, we filed the following Form
                    8-K's: Form 8-K filed January 10, 2003

            2.    Subsequent to the end of the fiscal year we filed the
                    following reports on Form 8-K: Form 8-K filed March 22, 2004

            3.    Exhibits

Exhibit Number          Description
(1)                     N/A
(2)(1)                  Acquisition Agreement and Plan of Merger with
                        Intercontinental Capital Fund, Inc., (Incorporated by
                        Reference)
(3)(i)(2)               Articles of Incorporation
                              A.    Articles of Incorporation for Desert
                                    Health Products, Inc., (Incorporated by
                                    Reference)
                              B.    Amended Articles of Incorporation for
                                    Desert Health Products, Inc.,
                                    (Incorporated by Reference)
(3)(ii)(2)              Bylaws
                                    Bylaws of Desert Health Products, Inc.
                                    (Incorporated by Reference)
(4)(2)                  Instruments defining the rights of security holders:
(4)(i)                        (a)   Articles of Incorporation for Desert Health
                                    Products, Inc. (Incorporated by Reference.)
                              (b)   Amended Articles of Incorporation for
                                    Desert Health Products, Inc.,
                                    (Incorporated by Reference)
                              (c)   Bylaws of Desert Health Products, Inc.
                                    (Incorporated by Reference)
(5)                     N/A
(8)                     N/A
(9)                     N/A
(10)                    Material Contracts
                                    1.    (3) Separation and Distribution
                                          Agreement between Desert Health
                                          Products, Inc., and Royal Phoenix
                                          (Incorporated by Reference)
                                    2.    (2) Product Marketing and Distribution
                                          Agreement between Desert Health
                                          products, Inc., and GH Associates,
                                          Inc. (Incorporated by Reference)
                                    3.    (2) Agreement regarding Dr. Harris's
                                          Original Perfect Feet Formula
                                          (Incorporated by Reference)
                                    4.    (2) Exclusive Distribution Agreement
                                          between Desert Health Products, Inc.,
                                          and Silmarc Pharma s.r.l. in Italy.
                                          (Incorporated by Reference)
                                    5.    (2) Exclusive Distribution Agreement
                                          between Desert Health Products, Inc.
                                          and Snore Formula Inc. (Incorporated
                                          by Reference)
                                    6.    (2) Modification of Contract between
                                          Desert Health Products, Inc. and Snore
                                          Formula Inc. (Incorporated by
                                          Reference)
                                    7.    (4) Agreement regarding Dr. Harris's
                                          Original Diabetic Feet Formula
                                          (Incorporated by Reference)
                                    8.    (4) Employment Agreement between
                                          Desert Health Products, Inc. and
                                          Johnny Shannon (Incorporated by
                                          Reference)
                                    9.    (4) Employment Agreement between
                                          Desert Health Products, Inc. and
                                          Georgia Aadland (Incorporated by
                                          Reference)
                                    10.   (4) Employment Agreement between
                                          Desert Health Products, Inc. and Thor
                                          Lindvaag (Incorporated by Reference)
(11)                    N/A
(13)                    N/A
(15)                    N/A
(16)                    N/A
(17)                    N/A
(18)                    N/A
(19)                    N/A
(20)                    N/A
(21)                    List of Subsidiaries
(22)                    N/A

(23)                    Consent of Desert Health's Auditor
(24)                    N/A
(25)                    N/A
(26)                    N/A
(31.1)                  Certification of Chief Executive Officer pursuant to
                        Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2                   Certification of Chief Financial Officer pursuant to
                        Item 601(b)31) of Regulation S-B, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.D. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.D. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed in a Form 8-K on March 15, 2000.

(2)   Filed in a Form 10-KSB on April 3, 2001.

(3)   Filed in a Form 8-K on October 31, 2000.

(4)   Filed in a Form 10-KSB March 29, 2002.

Item 14.    PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

      The following table sets forth information regarding fees paid to our independent accountant during the last two fiscal years:

                           2003                               2002
                           ------------------------------------------
Audit Fees                 $31,816                            $22,859
Audit Related Fees         $12,156                            $ 4,769
All Other Fees             -0-                                -0-

The Board of Directors pre-approved all fees paid to our independent auditor.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.                         DATED: March 30, 2004


By: /S/ Johnny Shannon
    ------------------
        Johnny Shannon
        President

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

Signature                        Title                           Date


/S/ Johnny Shannon               Chief Executive Officer,        March 30, 2004
---------------------------      Chief Financial Officer and
Johnny Shannon                   President


/S/ Georgia Aadland              Secretary/Treasurer             March 30, 2004
---------------------------
Georgia Aadland


/S/ Lawrence Olson               Director                        March 30, 2004
---------------------------
Lawrence Olson


/S/ William T. Walker, Jr.       Director                        March 30, 2004
---------------------------
William T. Walker, Jr.

                          DESERT HEALTH PRODUCTS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               For the years ended
                           December 31, 2003 and 2002

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                                              F-1-2

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                      F-3

         Consolidated Statements of Operations                            F-4

         Consolidated Statements of Changes in Stockholders' Deficit      F-5

         Consolidated Statements of Cash Flows                            F-6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8-19

Report of Independent Certified Public Accountants

To The Board of Directors and Stockholders of
Desert Health Products, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Desert Health Products, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desert Health Products, Inc. and Subsidiary at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered substantial recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Semple & Cooper, LLP

Phoenix, Arizona
March 19, 2004

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Desert Health Products, Inc.

I have audited the accompanying consolidated balance sheets of Desert Health Products, Inc. as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Health Products, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered substantial recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ James E. Raftery CPA, PC

February 10, 2003
Mesa, Arizona

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                              2003            2002
                                                                          -----------     -----------
                                               ASSETS
Current Assets
      Cash and cash equivalents                                           $    11,420     $    55,515
      Accounts receivable, net                                                 25,793          16,961
      Notes receivable                                                             --         208,917
      Interest receivable                                                          --          76,946
      Inventory                                                                99,770         179,040
      Advances                                                                  1,010           2,500
      Prepaid expenses                                                             --          25,000
                                                                          -----------     -----------
          Total Current Assets                                                137,993         564,879
                                                                          -----------     -----------

Property and Equipment, net                                                    79,779         105,579

Other Assets
      Deferred financing costs, net                                           100,996              --
      Intangibles, net                                                        756,822       1,285,322
      Goodwill, net                                                           233,645         233,645
      Deposits                                                                 21,326          15,846
                                                                          -----------     -----------
                                                                            1,112,789       1,534,813
                                                                          -----------     -----------

                                                                          $ 1,330,561     $ 2,205,271
                                                                          ===========     ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable and accrued expenses                               $   314,920     $   227,063
      Loan inducement fees payable                                             11,340          13,300
      Deferred revenue                                                         60,750          56,000
      Interest payable                                                        212,718         309,633
      Dividends payable                                                       157,604          32,206
      Current portion of long term notes payable                            1,282,256       1,236,718
                                                                          -----------     -----------
          Total Current Liabilities                                         2,039,588       1,874,920

Long Term Liabilities
      Shares subject to mandatory redemption                                1,100,000              --
      Long term note payable, net of current portion                            7,000         328,183
                                                                          -----------     -----------
          Total Liabilities Commitments and Contingencies                   3,146,588       2,203,103
                                                                          -----------     -----------

Commitments and Contingencies                                                      --              --

Stockholders' Deficit
      Preferred stock, convertible, $.001 par value, 10,000,000 shares authorized and 1,708,500 shares issued and outstanding
           as of December 31,  2003 and 2002                                    1,708           1,708
      Common stock, $.001 par value, 25,000,000 shares
         authorized and 13,163,821 and 12,113,821 shares issued and
           outstanding as of December 31, 2003 and 2002, respectively          13,164          12,114
      Treasury stock, 425,000 shares, stated at cost                         (191,250)             --
      Stock subscribed                                                      1,744,000       1,466,000
      Additional paid-in capital                                            5,390,025       4,801,076
      Accumulated deficit                                                  (8,773,674)     (6,278,730)
                                                                          -----------     -----------
                                                                           (1,816,027)          2,168
                                                                          -----------     -----------

                                                                          $ 1,330,561     $ 2,205,271
                                                                          ===========     ===========

         See accompanying notes to the consoldiated financial statements

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                                     2003             2002
                                                 ------------     ------------

Revenue, net                                     $    193,090     $    133,075
                                                 ------------     ------------
Cost of Sales
    Merchandise                                       163,531           70,062
    Impairment of inventory                            43,682               --
                                                 ------------     ------------
                                                      207,213           70,062
                                                 ------------     ------------

    Gross Profit                                      (14,123)          63,013

Operating Expenses                                  1,989,111        2,011,829
                                                 ------------     ------------

    Net Loss From Operations                       (2,003,234)      (1,948,816)
                                                 ------------     ------------

Other Income (Expense)
    Interest expense                                 (353,344)        (302,355)
    Miscellaneous expense                             (13,129)         (19,595)
    Miscellaneous income                                   --           32,500
    Loss on disposal of assets                             --           (1,540)
    Interest income                                       161           28,103
                                                 ------------     ------------
                                                     (366,312)        (262,887)
                                                 ------------     ------------

    Net Loss                                       (2,369,546)      (2,211,703)

Preferred Stock Dividends                             125,398           32,206
                                                 ------------     ------------

Net Loss Available to Common Shareholders        $ (2,494,944)    $ (2,243,909)
                                                 ============     ============

Basic and Diluted Earnings Per Share             $      (0.20)    $      (0.23)
                                                 ============     ============

Weighted Average Common Shares Outstanding         12,494,820        9,611,225
                                                 ============     ============

        See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years ended December 31, 2003 and 2002

                                         Convertible
                                       Preferred Stock           Common Stock            Treasury Stock
                                   ----------------------    ---------------------   ----------------------
                                                Par Value                Par Value
                                      Shares    $.001 sh       Shares    $.001 sh      Shares       Cost
                                   ----------------------    ---------------------   ----------------------
Balances, December 31, 2001         1,338,500    $ 1,338      9,010,321   $ 9,010          --    $      --

Shares issued in 2002 for:
    Services and fees                 350,000        350      3,047,500     3,048          --           --
    Cash                               40,000         40             --        --          --           --
    Conversions                       (20,000)       (20)        20,000        20          --           --
    Stock subscribed                       --         --         36,000        36          --           --
Dividends                                  --         --             --        --          --           --
Prior period adjustment                    --         --             --        --          --           --
Net loss for the year ended
  December 31, 2002                        --         --             --        --          --           --
                                   ----------------------    ---------------------   ----------------------
Balances, December 31, 2002         1,708,500      1,708     12,113,821    12,114          --           --

Shares issued in 2003 for:
    Services and fees                      --         --        700,000       700          --           --
    Debt conversions                       --         --        350,000       350          --           --
    Repayment of note recievable           --         --             --        --     425,000     (191,250)
    Stock subscribed                       --         --             --        --          --           --
Dividends                                  --         --             --        --          --           --
Net loss for the year ended
  December 31, 2003                        --         --             --        --          --           --
                                   ----------------------    ---------------------   ----------------------
Balances, December 31, 2003         1,708,500    $ 1,708     13,163,821   $13,164     425,000    $(191,250)
                                   ======================    =====================   ======================

                                   Additional         Stock
                                     Paid-in       Subscriptions     Accumulated
                                     Capital        Receivable         Deficit           Total
                                  ------------     -------------     ------------     ------------
Balances, December 31, 2001        $4,176,094       $  474,000       $(4,011,741)     $   648,701

Shares issued in 2002 for:
    Services and fees                 587,058               --                --          590,456
    Cash                               19,960               --                --           20,000
    Conversions                            --               --                --               --
    Stock subscribed                   17,964          992,000                --        1,010,000
Dividends                                  --               --           (32,206)         (32,206)
Prior period adjustment                    --               --           (23,080)         (23,080)
Net loss for the year ended
  December 31, 2002                        --               --        (2,211,703)      (2,211,703)
                                  ------------     -------------     ------------     ------------
Balances, December 31, 2002         4,801,076        1,466,000        (6,278,730)           2,168

Shares issued in 2003 for:
    Services and fees                 318,300               --                --          319,000
    Debt conversions                  270,649               --                --          270,999
    Repayment of note recievable           --               --                --         (191,250)
    Stock subscribed                       --          278,000                --          278,000
Dividends                                  --               --          (125,398)        (125,398)
Net loss for the year ended
  December 31, 2003                        --               --        (2,369,546)      (2,369,546)
                                  ------------     -------------     ------------     ------------
Balances, December 31, 2003        $5,390,025       $1,744,000       $(8,773,674)     $(1,816,027)
                                  ============     =============     ============     ============

         See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                               2003           2002
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
        Cash received from customers                       $   173,769    $   118,407
        Cash paid to suppliers and employees                (1,282,129)    (1,381,311)
        Interest received                                          161            192
        Interest paid                                          (66,386)       (95,362)
                                                           -----------    -----------

             Net Cash Used in Operating Activities          (1,174,585)    (1,358,074)
                                                           -----------    -----------

Cash Flows from Investing Activities
        Purchase of furniture and equipment                    (11,010)        (7,990)
        Purchase of intangibles                                 (1,500)       (12,080)
        Payments on notes receivable                                --        (16,431)
                                                           -----------    -----------

             Net Cash Used in Investing Activities             (12,510)       (36,501)
                                                           -----------    -----------

Cash Flows from Financing Activities
        Proceeds from sale of common and preferred stock            --         12,000
        Proceeds from stock subscribed                         609,000      1,010,000
        Payments on notes payable                             (102,000)       (71,500)
        Proceeds from notes payable                            636,000        447,500
                                                           -----------    -----------

             Net Cash Provided by Financing Activities       1,143,000      1,398,000
                                                           -----------    -----------

             Net Increase (decrease) in Cash and
               Cash Equivalents                                (44,095)         3,425

Beginning Cash and Cash Equivalents                             55,515         52,090
                                                           -----------    -----------

Ending Cash and Cash Equivalents                           $    11,420    $    55,515
                                                           ===========    ===========

         See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                             2003            2002
Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
        Loss from operations                                             $(2,369,546)   $(2,211,703)
        Adjustments to reconcile change in loss from operations to net cash used by operating activities:
             Depreciation                                                     18,912         20,842
             Loss on disposal of assets                                           --          1,540
             Impairment of intangibles and goodwill                          300,000        481,341
             Impairment of inventory                                          43,682          6,733
             Miscellaneous expense                                                --          2,604
             Compensation                                                     94,613
             Loan inducement fees and financing costs                        118,667         49,695
             Stock issued for compensation                                   294,750        121,404
             Stock issued for services                                        24,250        197,761
             Bad debt expense                                                 10,488         24,506
             Settlement fees                                                      --         20,000
             Relinquishment of debt                                          (44,729)      (111,719)
        (Increase) decrease in operating assets:
             Accounts receivable                                             (19,321)       (49,772)
             Inventory                                                        35,591        (54,685)
             Advance                                                           1,490           (829)
             Interest receivable                                                  --        (27,911)
             Prepaid expense                                                  25,000         29,905
             Deposits                                                         (5,480)        (5,846)
        Increase (decrease) in operating liabilities:
             Accounts payable                                                152,057        (30,238)
             Deferred revenue                                                  4,750         21,000
             Interest payable                                                140,241        157,298
                                                                         -----------    -----------

                  Net Cash Used by Operating Activities                  $(1,174,585)   $(1,358,074)
                                                                         ===========    ===========

Non-cash financing and investing transactions
        Issuance of stock for acquisition of subsidiary                  $        --    $   221,000
        Decrease in note receivables and
             interest receivable for compensation                        $        --    $   121,404
        Conversion of notes receivable to treasury stock                 $   208,917    $        --
        Impairment of intangibles and goodwill                           $   230,000    $   481,341
        Deferred financing costs                                         $   280,764    $        --
        Conversion of notes payable to preferred stock,
             accrued interest and stock subscribed                       $   965,339    $        --
        Stock issued for compensation and services                       $   319,000    $        --
        Debt Relinquishment                                              $    17,898    $        --

       See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Desert Health Products, Inc. and the Subsidiary (collectively "the Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

Desert Health Products, Inc was incorporated in the state of Arizona on July 21, 1991 to provide innovative supplements and health solutions to the global marketplace. The Company has grown from its humble beginnings to a company with a global vision to educate, assess and deliver nutritional products to a global market place. The Company has a commitment to purity, quality, research, information and support. Desert Health Products, Inc. has global distribution capabilities and offers a choice of turnkey or customized private label options. This, combined with professionally derived formulations, enables the Company to offer products to fill any market niche. On October 31, 2002 the Company acquired all of the outstanding capital stock of Royal Products, Inc (f.k.a. JonDar Corp.), a Nevada corporation incorporated in 1991. Royal Product Inc.'s principal business activity is to provide network marketing. They purchase all of their products from Desert Health Products, Inc.

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Products, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain balances as of and for the year ended December 31, 2002 have been reclassified in the accompanying financial statements to conform to the current year presentation. These classifications had no effect on previously reported net income or stockholders' equity.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventory consists primarily of health food supplements and vitamin products and are stated at the lower of cost (first-in, first-out) or market value. At December 31, 2003 and 2002, the Company had no allowance for potentially obsolete inventory, as all items are deemed to be saleable within their remaining shelf lives.

The Company's inventory was written down to estimated net realizable value at December 31, 2003. The cost of revenues for the year ended December 31, 2003 includes a charge of $43,682 which represents the cost over net realizable value.

Deferred Revenue

Payments received from product sales that have not been shipped to the customer are recorded as deferred revenue.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Shipping and Handling Costs

Operating expenses include $26,253 and $18,902 in shipping costs, which are expensed as incurred for the years ended December 31, 2003 and 2002, respectively.

Property & Equipment

Property and equipment consists of office equipment and leasehold improvements and are recorded at cost. Depreciation is provided for on the straight-line method with estimated useful lives of 3 to 7 years for financial reporting purposes and the accelerated cost recovery method for federal income tax purposes. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Leasehold improvements are recorded at cost and are amortized over their useful lives or the lease term, whichever is shorter. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal years 2003 and 2002.

Other intangible assets consist primarily of marketing rights, trademarks, and registrations. The Company will periodically review the carrying values of the other intangibles and record an impairment loss, if anticipated future cash flows do not equal or exceed the carrying value. No amortization expense was recorded during the years ended December 31, 2003 and 2002 as the other intangible assets were deemed to have indefinite lives. The Company has performed the annual impairment test required under SFAS 142 for fiscal year 2003 and 2002 and recorded impairment losses related to the other intangible assets of $530,000 and $481,341, respectively. During the year ended December 31, 2003, $300,000 of the $530,000 impairment is reported as operating expenses on the consolidated statements of operations and the balance of $230,000 was written off against stock subscribed.

The Company's impairment loss for the year ended December 31, 2003 in the amount of $530,000 was solely to record impairment on an exclusive marketing rights agreement with a Canadian based entity to market the Company's Dr. Harris's Original Diabetic Feet product. This intangible was deemed to have no value as the Canadian entity breached the contract and the Company is currently in litigation to recover their losses.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretation in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates are used when accounting for the allowance for doubtful accounts, depreciation, carrying value of goodwill and intangibles, accruals, taxes, and contingencies, which are discussed in the respective notes to the financial statements.

Revenue and Cost Recognition

Revenues are recognized when earned, and expenses are recognized when incurred. The Company generally recognizes revenue upon shipment of its products in accordance with the terms and conditions of orders placed with the Company by its customers. The application of Staff Accounting Bulletin 101 did not have a material affect on the Company's financial position or results of operations.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs for the years ended December 31, 2003 and 2002 were $6,595 and $14,951, respectively.

Accounts Receivable, net

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected. As of December 31, 2003 and 2002, an allowance of $25,403 and $14,915, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2003 and 2002, the Company incurred $10,488 and $24,506, respectively, in bad debt expense.

Fair Value of Financial Instruments

The Company has cash and cash equivalents, accrued liabilities and short-term borrowings for which the carrying value approximates fair value due to the short-term nature of these instruments.

The fair value of the Company's long-term debt is estimated based on the market values of financial instruments with similar terms. Management believes that the fair value of the long-term debt approximates its carrying value.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Concentration of Credit Risk

The Company's business activities and accounts receivable are with customers in the nutritional industry located throughout the United States of America and in foreign countries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, returns and potential cash and other discounts taken.

NOTE B - NEW PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for the fiscal year beginning after June 15, 2002. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost will be capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). This Statement is effective for years after December 15, 2001. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4; SFAS No. 64 and further clarifies debt extinguishments, which classify as extraordinary. Additionally, SFAS No. 145 amends SFAS No, 13 in order to clarify the accounting for the treatment of lease modifications. Provisions of this Statement relating to the rescission of SFAS No. 113 are effective for transactions occurring after May 15, 2002. The pronouncement did not have a material impact on the financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". The primary difference from existing guidance is that SFAS No. 146 requires the recognition cost at fair value when a liability is incurred, versus at the date of the exit plan approval. This Statement is effective for exit and disposal activities of the Company that are initiated after December 31, 2002. The Company has not historically had significant exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123". SFAS No. 148 provides alternative methods for transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2003.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - NEW PRONOUNCEMENTS (CONT'D)

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The Company has considered the guidance in FIN 46 and has determined that it did not have a material effect on its financial position, results of operations, cash flows or note disclosures.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133 in particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company is currently analyzing the impact of adoption of SFAS No. 149 on our financial reporting and disclosures.

In August 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement requires an issuer to classify the following instruments as liabilities:

      o A financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.

      o A Financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following.

                  1. A fixed monetary amount known at inception, for example, a payable settle-able with a variable number of the issuer's equity shares

                  2. Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settle-able with a variable number of the issuer's equity shares

                  3. Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in regards to reporting and disclosure provisions for the year ended December 31, 2003.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - GOING CONCERN AND MANAGEMENT'S PLAN

As indicated in the accompanying consolidated financial statements, the Company's gross revenue is not sufficient to meet its operating expenses for the year ended December 31, 2003. Additionally, as of that date the Company's current liabilities exceeded its current assets by $1,901595. Those factors create an uncertainty regarding the Company's ability to continue as a going concern. Management of the Company has developed the following plan to reduce its liabilities and increase its gross revenues.

Management believes they have strong support from their international and domestic clients and continues to process registrations to sell product to various other countries around the world. This, coupled with the exclusive marketing rights for a newly formulated product geared to helping diabetic foot problems and a new burn and scald relief product, is expected to increase profitability. The Company has also finalized its formulation of an anti-aging product and has commenced marketing activities. The Company is positioning itself in the North American market, with registrations filed in Mexico and Canada that will contribute to the presence of the Company's products in the network marketing, private label and branded label markets. The Company has entered into a contract with a representative to market Desert Health Products, Inc's. signature foot care products to Native Americans as well as "at risk" groups in Mexico, where people with Type I or Type II diabetes who have poor circulation in their feet may benefit from the use of the Company's foot care product.

Royal Products, Inc., a wholly owned subsidiary of the Company, is a network marketing company that is working to develop markets in North America. Network marketing is believed by management to be the quickest way to penetrate a market with the least amount of investment. The Company believes its subsidiary will be a major source of revenue as it works to penetrate the domestic markets.

The Company recently began dedicating resources to developing and cultivating the domestic market in the United States. Desert Health Products, Inc. entered into a contract in early 2004 with another party to private label certain products. This party is in negotiations with major retailers to carry their products. The contract states that the Company will receive $2,700,000 as initial "seed money" of which, $400,000 is earmarked to cover overhead, development expenses, travel, labels, packaging, and marketing materials. $1,200,000 is for the exclusive rights to sell certain products in the domestic markets and the remaining $1,100,000 is for initial start-up product inventory, display cases, and marketing and sales materials. The Company anticipates receiving $1,000,000 of the above contract by the end of April 2004.

Additionally, two international offices have been formed in Trondheim, Norway and Beijing, China, and we hope to open a new office in Ecuador in 2004 to service the Central and South American markets. The Beijing office has developed a source of raw materials (herbs) and unique Chinese goods for use in our products. An example of this is our Burn & Scald Relief Spray purchased from a Chinese manufacturer, which the Company has exclusive rights to in 33 countries. In addition, management believes that the Company has technical knowledge of potential interest to companies in China. This knowledge includes the growing, processing, and formulating of Aloe Vera, which it hopes to make into a viable, economic venture.

Lastly, in February of 2004 the Company's shares began trading on the Frankfurt Stock Exchange. Management is contemplating a potential offering through this Exchange to generate additional equity capital.

Management believes the agreements entered into and actions taken as described above will bring liquidity and profitability to the Company in the coming year. However, there can be no assurance that anticipated sales will occur, or if they do occur, they will generate anticipated profits, or that additional equity financing will be found, or found on terms acceptable to the Company.

The ability of the Company to continue as a going concern is dependent upon the aforementioned ability to raise additional outside capital and/or significantly increase its market share to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,

                                                         2003           2002
                                                     -----------    -----------
Office equipment                                     $    85,346    $   105,019
Leasehold improvements                                    60,572         60,572
Less: accumulated depreciation                           (60,012)       (66,139)
                                                     -----------    -----------
                                                     $    79,779    $   105,579
                                                     ===========    ===========

Depreciation expense for financial reporting purposes was $18,912 and $20,842 for the years ended December 31, 2003 and 2002, respectively.

NOTE E - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31,

                                                         2003           2002
                                                     -----------    -----------
Patents, trademarks, and registrations               $ 1,281,841    $ 1,415,818
Websites                                                   5,945         28,911
Exclusive marketing rights                               530,000        530,000
Charter membership                                            --         25,000
Loan inducement fees                                          --          8,125
Customer list                                             20,000         20,000
                                                     -----------    -----------
                                                       1,837,786      2,027,854
Impairment losses                                       (530,000)       (95,230)
                                                     -----------    -----------
                                                       1,307,786      1,932,624
Less: accumulated amortization                          (647,302)      (550,964)
                                                     -----------    -----------
                                                     $   756,822    $ 1,285,322
                                                     ===========    ===========

NOTE F- GOODWILL

Goodwill consisted of the following at December 31,

                                                         2003           2002
                                                     -----------    -----------
Goodwill                                             $   272,300    $ 1,123,245
Impairment losses                                             --       (386,111)
                                                     -----------    -----------
                                                         272,300        737,134
Less: accumulated amortization                           (38,655)      (503,489)
                                                     -----------    -----------
                                                     $   233,645    $   233,645
                                                     ===========    ===========

NOTE G - CONCENTRATIONS

For the years ended December 31, 2003 and 2002, a significant volume of sales were concentrated with four customers. Of the total revenue for the years ended December 31, 2003 and 2002, 60% and 63% or $118,845 and $80,540 were received from those customers, respectively. At December 31, 2003 accounts receivable related to these customers totaled $6,429 and $13,128, respectively.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. Federal statutory income tax rate of 34% and a State statutory income tax rate of 7% to the net loss before income taxes, as shown:

                                                      2003           2002
                                                  -----------    -----------
      Tax benefit at the federal statutory rate   $ 2,686,050    $ 1,814,409
      Tax benefit at the State statutory rate         543,519        367,282
      Valuation allowance                          (3,229,569)    (2,181,691)
                                                  -----------    -----------
      Tax benefit                                 $        --    $        --
                                                  ===========    ===========

The net change in the valuation allowance was $1,047,878 for the year ended December 31, 2003, which represents the current year's income tax benefit of the net operating loss.

The Company has federal and state net operating loss carry forwards at December 31, 2003 of $7,900,147 and $7,764,562. The net operating loss carry-forwards may offset against future taxable income. The net operating losses expire as follows:

            December 31,    Federal     December 31,      State
            ------------  ----------    ------------    ----------
                2016      $    3,337        2004        $  583,701
                2017          86,270        2005         1,468,195
                2018          45,978        2006         1,880,380
                2019         583,701        2007         1,268,637
                2020       1,468,195        2008         2,563,649
                2021       1,880,380                            --
                2022       1,268,637                            --
                2023       2,563,649                            --
                          ----------                    ----------
                          $7,900,147                    $7,764,562
                          ==========                    ==========

NOTE I - MISCELLANEOUS INCOME

Miscellaneous income consists of $30,000 for the sale of marketing rights, both domestic and foreign for certain Company products, and $2,500 in legal settlement fees for the year ended December 31, 2002.

NOTE J - NOTE SUBSCRIBED

On December 31, 2003, note subscribed consisted of $100,000 for 100,000 shares of un-issued common stock, $200,000 for 400,000 shares of un-issued preferred stock and $1,444,000 for 1,444,000 shares of un-issued and unauthorized class of preferred stock. The Company is currently in the process of filing all the required documents in order to issue this new class of preferred stock, which will have a specified dividend rate of 12%. As of December 31, 2003 and 2002 accrued dividends payable on this new class of preferred stock was $157,604 and $32,206, respectively. Subsequent to December 31, 2003, 1,430,000 of the unauthorized class of preferred stock was authorized and issued.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -LONG TERM DEBT

Long-term notes payable consists of the following at December 31,

                                                          2003          2002
                                                      -----------   -----------

      Unsecured notes payable to various individuals,
      payable in quarterly interest only installments
      totaling $20,144, bearing interest at rates of
      8% to 30% per annum. Maturity dates range from
      May 8, 2002 to August 17, 2004                  $   710,500   $ 1,145,683

      Notes payable to an individual, payable in
      quarterly interest only installments of $750,
      bearing interest at a rate of 12% per annum
      Secured by 25,000 shares of Desert Health
      Products, Inc. Preferred Stock with a maturity
      date of September 29, 2002                           25,000       125,000

      Note payable to an individual, payable in
      semi-annual interest only installments of
      $2,322, bearing interest at a rate of 15% per
      annum, with a maturity date of January 23,
      1998. The note is personally guaranteed by an
      officer of the Corporation                           18,700        18,700

      Unsecured, non-interest bearing demand notes
      payable to individuals                               30,018        28,018

      Unsecured notes payable to various individuals,
      payable in monthly interest only installments
      totaling $1,866, bearing interest at rates of
      4.75% to 30% per annum. Maturity dates range
      from July 12, 2002 to June 12, 2004                 140,000        90,000

      Unsecured, demand note payable, with a single
      $1,000 interest installment due at maturity of
      June 20, 2001                                        15,000        15,000

      Note payable to an individual, payable in
      monthly interest only installments of $500,
      bearing interest at a rate of 12% per annum,
      with a maturity date of June 28, 2000.
      Personally guaranteed by an officer of the
      Corporation                                          50,000        50,000

      Unsecured, note payable to an entity, payable
      in semi-annual interest only installments of
      $11,250, bearing interest at a rate of 15% per
      annum, with a maturity date of June 27, 2002         75,000        75,000

      Demand note payable to an individual, note was
      payable on May 10, 2001, note is accruing
      interest at a rate of $50 per day until
      principal balance is paid                            12,500        12,500

      Unsecured, non-interest bearing notes payables
      to various individuals, with maturity dates
      ranging from November 9, 2002 to July 11, 2005       24,000         5,000

      Unsecured note payable to an individual, net of
      discount of $181,462 Payable in annual interest
      only installments of $35,622, bearing interest
      at a rate of 10% per annum, with a maturity
      date of June 25, 2004                               158,538            --

      Unsecured demand notes payable to various
      individuals, payable in annual interest only
      installments of $3,000, bearing interest at a
      rate of 30% per annum                                30,000            --
                                                      -----------   -----------
      Total notes payable                               1,289,256     1,564,901
      Less: current maturities                         (1,282,256)   (1,236,718)
                                                      -----------   -----------
                                                      $     7,000   $   328,183
                                                      ===========   ===========

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -LONG TERM DEBT (CONT'D)

Of the Company's $1,470,718 in debt obligations, $546,718 is in default, $975,500 of notes payable have an option to convert to shares of common stock at 80% of the bid price, and $50,000 of notes payable have an option to convert to shares of common stock at $1.00 per share

During the year ended December 31, 2003, the Company entered into a $340,000 note payable with an individual. This note contains a stated interest rate of 10% and is due on June 25, 2004. The note payable contains a beneficial conversion feature, whereby, after one year the lender may convert the balance of the note plus any accrued interest into shares of common stock at an exercise price of 80% of the average bid price for the previous thirty days. This beneficial conversion feature resulted in a discount to the note of $82,424, which has been recorded to additional paid-in capital at the time the note was issued and a discount to the related note. The discount is being amortized over the life of the note.

As of December 31, 2003, the principal balance and unamortized discount relating to the above note was $41,212. During the year ended December 31, 2003, the Company recorded interest expense of $41,212, resulting from the amortization of the discounts on the note.

NOTE L - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2003 and 2002 the Company paid $803,177 and $638,167, respectively, as independent contractor fees to officers, directors, and relatives of officers of the Corporation.

During the year ended December 31, 2002 the Company purchased Royal Products, Inc. a wholly owned subsidiary from an individual who is a majority shareholder, director, and officer of the Company for 2,000,000 shares of Desert Health Products, Inc. stock, valued at $221,000.

At December 31, 2003 and 2002 accrued wages to an officer of the Company totaled $33,750 and $20,700, respectively.

During the year ended December 31, 2003, a majority shareholder, director, and officer of the Company paid $89,000 on behalf of Desert Health Products Inc., to settle claims against the Company.

On February 7, 2003 an officer of the Company returned 425,000 shares of the Company's common stock to be held as treasury stock as repayment for the note receivable and accrued interest. The stock received in the aforementioned transaction was valued at a premium of $0.22 per share over the trading price at the time of the exchange. As there was no additional stated or unstated consideration issued for the stock, compensation expense was recorded as an operating expense in the consolidated statement of operations in the approximate amount of $94,000.

                                                               2003       2002
                                                            ---------   --------

      Notes receivable to an officer and director of
      the Company Interest was imputed at the rate of 8.5%  $      --   $208,917
                                                            =========   ========

NOTE M - COMPENSATED ABSENCES

The Company has not accrued for compensated absences as of December 31, 2003 and 2002. Management believes that any potential liability would be immaterial to the consolidated financial statements.

NOTE N- COMMITMENTS AND CONTINGENCIES

As of December 31, 2003 and 2002 the Company is under written obligation to issue 21,000 and 15,000 shares of Desert Health Products, Inc.'s common stock, valued at $11,340 and $13,300 as loan inducement fees to various individuals, respectively.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - COMMITMENTS AND CONTINGENCIES (CONT'D)

The Company has written agreements with several individuals to pay royalties between $.02 and $.50 per unit of Dr. Harris's Original Diabetic Feet and Burn & Scald Relief Spray sold. These royalties are to be paid quarterly for twelve months. No royalties were paid during the year ended December 31, 2003 as the sales of Burn & Scald Relief Spray or Dr. Harris's Original Diabetic Feet have not commenced due to delays in the product's formulation and discontinuance of sales of Dr. Harris's Original Diabetic Feet.

During the year ended December 31, 2003, the Company entered into a written agreement, whereby the Company has committed to pay minimum royalties on sales of foot care product in the amount of $2,000 per month from December 2003 to June 2004 and $1,500 per month from July 2004 to December 2004.

The Company conducts its operations from facilities under a three-year non-cancelable operating lease expiring January 31, 2005, with monthly rent expense of $9,403. Additionally, the Company leases office space at its Beijing, China branch under a month-to-month lease, with monthly rental expense of $954. The following is the future minimum rental payments for the years ended:

                        December 31,
                        ------------
                            2004               $   112,838
                            2005                     9,403
                                               -----------
                                               $   122,241
                                               ===========

Total rent expense for the years ended December 31, 2003 and 2002 was $135,113 and $134,823 respectively.

The Company is a defendant in a lawsuit filed by an individual lender for default on certain terms of agreements and disputes as to the amount of those agreements. The suit asks for damages totaling $50,000. The Company intends to vigorously defend its position and has not accrued a contingent liability.

The Company is a defendant in a lawsuit filed by a Canadian based entity for default on certain terms of agreements and disputes as to the amounts of those agreements. The suit asks for damages totaling $40,385. The Company intends to vigorously defend its position and has not accrued a contingent liability.

The Company, in the ordinary course of business, may become a party in legal proceedings over disputes relating to its contracts and agreements.

The Company currently has employment contracts with two officers of the Company which are renewable on a yearly basis. Executive annual compensation for these employment contracts total $198,000 payable in bi-monthly installments.

NOTE O - SHARES SUBJECT TO MANDATORY REDEMPTION

On June 16, 2003 the Company entered into an agreement with one of its lenders to convert $967,339 of debt, accrued interest and subscribed stock to 1,100,000 shares of preferred stock. The agreement contains a call option, whereby, the Company can repurchase up to 1,100,000 of the preferred stock at a strike price of $1.00 in one or more transactions for a period of 24 months after the date of the agreement. In addition, the agreement contains a put option, whereby, the lender shall have the right to require the Company to repurchase up to 1,100,000 of preferred stock at $1.00 per share, for a period of 180 days following the period of 24 months from the date of the agreement. The Company has recorded a deferred financing cost in relation to this conversion of $134,661. The deferred financing costs are being amortized over a term of 24 months. Amortization expense for deferred financing costs for the year ended December 31, 2003 was $33,665, and is reported in interest expense on the financial statements.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - SHARES SUBJECT TO MANDATORY REDEMPTION (CONT'D)

In addition, as incentive for the lender to convert the note payable to preferred stock, the Company issued to the lender 350,000 shares of common stock. The relative fair value of the common stock at the time of issuance was $187,000 and was reflected as additional paid-in capital and a discount to the related note. At December 31, 2003, the discount amounted to $140,250. The discount is being amortized over 24 months and amortization expense amounted to $46,750. The amortization expense is reflected in interest expense on the financial statements.

NOTE P - STOCKHOLDERS' EQUITY

During the year ended December 31, 2003, the Company's Board of Directors adopted the "2003 Stock Option, Deferred Stock and Restricted Stock Plan" ("the Plan"). The Plan authorizes the Company's Board of Directors to grant both qualified incentive and non-qualified stock options, deferred stock options and restricted stock awards to selected officers and other employees, directors, consultants and advisors of the Company for an aggregate of 1,000,000 shares of the Company's common stock. The granted stock options vest over five years at 20% of the options per year. The maximum term of options granted is 10 years. As of December 31, 2003, no stock options had been awarded under the Plan.

During the year ended December 31, 1999, the Company awarded stock options in relation to various employment contracts. A status of these employee stock options for the years ended December 31, 2003 and 2002 is as follows:

                                                                    Weighted
                                                                     Average
                                                       Shares    Exercise Price
                                                     ---------   --------------
Outstanding at January 1, 2002                       2,000,000      $     .25
Granted                                                     --             --
Exercised                                                   --             --
Forfeited                                                   --             --
                                                     ---------      ---------

Outstanding and exercisable at December 31, 2002     2,000,000            .25
Granted                                                     --             --
Exercised                                                   --             --
Forfeited                                                   --             --
                                                     ---------      ---------
Outstanding and exercisable at December 31, 2003     2,000,000      $     .25
                                                     =========      =========

On January 1, 2004, 500,000 of stock options expired and the balance of 1,500,000 is due to expire on January 1, 2005.

Stock options exercisable at December 31, 2003 include the following:

                        Outstanding Options                Exercisable Options
               -------------------------------------     -----------------------
                            Weighted
                             Average       Weighted                    Weighted
 Exercise                   Remaining       Average                     Average
  Price                    Contractual     Exercise                    Exercise
  Range         Number        Life           Price        Number         Price
----------     ---------   -----------    ----------     ---------    ----------
$      .25     2,000,000     1 Year       $      .25     2,000,000    $      .25

The Company is currently in the process of filing all the required paperwork to differentiate the different classes of preferred stock. Of the 1,708,500 shares issued and outstanding, 1,000,000 shares are convertible preferred stock with 10:1 preferential voting rights, 708,500 shares are convertible preferred stock with no voting rights, 1,100,000 shares listed under shares subject to mandatory redemption are non-convertible and 1,444,000 shares of subscribed but unissued non-convertible preferred stock with a specified dividend rate of 12%.