Form 10QSB
period 2004-03-31
DESERT HEALTH PRODUCTS INC
filed 2004-05-17
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

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

                            ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

The number of shares of Common Stock outstanding as of March 31, 2004:
13,338,821

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART 1. FINANCIAL INFORMATION


                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,       December 31,
                                                                                      2004              2003
                                                                                   (Unaudited)        (Audited)
                                                                                   -----------      ------------
                                                      ASSETS
Current Assets
      Cash                                                                         $    44,341       $    11,420
      Accounts receivable, net                                                           8,732            25,793
      Inventory                                                                        130,098            99,770
      Advances                                                                           2,010             1,010
      Prepaid expenses                                                                  20,606                --
                                                                                   -----------       -----------
           Total Current Assets                                                        205,787           137,993

Property and Equipment, net                                                             77,941            79,779

Other Assets
      Intangibles, net                                                                 756,822           756,822
      Goodwill, net                                                                    233,645           233,645
      Deferred financing costs                                                         211,913           100,996
      Deposits                                                                          20,076            21,326
                                                                                   -----------       -----------
                                                                                     1,222,456         1,112,789
                                                                                   -----------       -----------

           Total Assets                                                            $ 1,506,184       $ 1,330,561
                                                                                   ===========       ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Loan inducement fees payable                                                 $    11,340       $    11,340
      Accounts payable and accrued expenses                                            363,293           314,920
      Deferred revenue                                                                  53,500            60,750
      Interest payable                                                                 239,450           212,718
      Dividends payable                                                                157,604           157,604
      Current portion of obligations payable                                         1,573,718         1,282,256
                                                                                   -----------       -----------
           Total Current Liabilities                                                 2,398,905         2,039,588

Long Term Liabilities
      Shares subject to mandatory redemption                                         1,100,000         1,100,000
      Long term note payable, net of current portion                                     7,000             7,000
                                                                                   -----------       -----------
           Total Liabilities                                                         3,505,905         3,146,588

Stockholders' Deficit
      Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized and 3,179,128 and 1,708,500 shares issued and outstanding
         as of March 31, 2004 and December 31, 2003, respectively                        3,179             1,708
      Common stock, $.001 par value, 25,000,000 shares
         authorized, 13,763,821 and 13,163,821 issued and 13,338,821 and 12,113,821 outstanding as of March 31, 2004 and
         December 31, 2003, respectvely                                                 13,764            13,164
      Stock subscribed                                                                 618,515         1,744,000
      Treasury stock, 425,000 shares at cost                                          (191,250)         (191,250)
      Additional paid in capital in excess of par value                              7,317,585         5,390,025
      Accumulated deficit                                                           (9,761,514)       (8,773,674)
                                                                                   -----------       -----------
                                                                                    (1,999,721)       (1,816,027)
                                                                                   -----------       -----------

           Total Liabilities & Stockholders Deficit                                $ 1,506,184       $ 1,330,561
                                                                                   ===========       ===========

          See accompanying notes to the condensed financial statements

                           DESERT HEALTH PRODUCTS, INC
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                          Three Months Ended March 31,

                                                  2004                  2003
                                              ------------         ------------
Revenue, net                                  $     46,535         $     33,580

Cost of Sales                                       31,293               21,295
                                              ------------         ------------
     Gross Profit                                   15,242               12,285

Operating Expenses                                 913,856              422,676
                                              ------------         ------------

     Loss from operations                         (898,614)            (410,391)

Other Income (Expense)
     Other income                                   14,249                   --
     Interest expense                             (101,677)             (67,616)
     Miscellaneous expense                          (1,835)              (4,879)
     Interest income                                    37                   60
                                              ------------         ------------
                                                   (89,226)             (72,435)
                                              ------------         ------------

Net Loss                                      $   (987,840)        $   (482,826)
                                              ============         ============

Basic Loss Per Common Share                   $      (0.08)        $      (0.04)
                                              ============         ============

Weighted Average Common Shares Outstanding      13,136,019           12,317,821
                                              ============         ============

          See accompanying notes to the condensed financial statements

                          DESERT HEALTH PRODUCTS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

                                                   Convertible
                                                 Preferred Stock                    Common Stock               Treasury Stock
                                           ----------------------------    --------------------------   ---------------------------
                                                             Par Value                     Par Value
                                             Shares          $.001 sh         Shares        $.001 sh       Shares            Cost
                                           ----------       -----------    -----------    -----------   -----------     -----------
Balances, December 31, 2003                 1,708,500       $     1,708     13,163,821    $    13,164      (425,000)    $  (191,250)

Preferred shares activity for the three
 months ended March 31, 2004
     Debt conversion                          130,625       $       131             --    $        --            --     $        --
     Stock conversion                         (90,000)              (90)        90,000             90            --              --
     Stock subscribed                       1,430,000             1,430             --             --            --              --
Common shares issued for the three
 months ended March 31, 2004
     Services and fees                             --                --        325,000            325            --              --
     Cash                                          --                --        185,000            185            --              --
Net loss for the three months ended
 March 31, 2004                                    --                --             --             --            --              --
                                           ----------       -----------    -----------    -----------   -----------     -----------
Balances,  March 31, 2004                   3,179,125       $     3,179     13,763,821    $    13,764      (425,000)    $  (191,250)
                                           ==========       ===========    ===========    ===========   ===========     ===========



                                               Additional
                                                 paid-in          Stock           Accumulated
                                                 Capital        subscribed          Deficit            Total
                                               -----------     ------------       -----------       -----------
Balances, December 31, 2003                    $ 5,390,025      $ 1,744,000       $(8,773,674)      $(1,816,027)

Preferred shares activity for the three
 months ended March 31, 2004
     Debt conversion                           $        --      $        --       $        --       $       131
     Stock conversion                                   --               --                --                --
     Stock subscribed                            1,442,570       (1,125,485)               --           318,515
Common shares issued for the three
 months ended March 31, 2004
     Services and fees                             300,175               --                --           300,500
     Cash                                          184,815                                              185,000
Net loss for the three months ended
 March 31, 2004                                         --               --          (987,840)         (987,840)
                                               -----------      -----------       -----------       -----------
Balances,  March 31, 2004                      $ 7,317,585      $   618,515       $(9,761,514)      $(1,999,721)
                                               ===========      ===========       ===========       ===========

          See accompanying notes to the condensed financial statements

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      For The Three Months Ended March 31,

                                                                    2004             2003
                                                                  ---------       ---------
Cash Flows from Operating Activities
     Cash received from customers                                 $  63,596       $  36,448
     Cash paid to suppliers and employees                          (575,101)       (374,214)
     Miscellaneous expense                                           (1,635)         (4,879)
     Miscellaneous income                                            14,249              --
     Interest income                                                     37              60
     Interest expense                                               (25,625)        (18,062)
                                                                  ---------       ---------

        Net Cash Used in Operating Activities                      (524,479)       (360,647)

Cash Flows from Investing Activities
     Deposits                                                         1,250              --
     Purchase of assets                                              (2,850)         (3,070)
     Payments on advances                                            (1,000)         (6,900)
                                                                  ---------       ---------

        Net Cash Used by Investing Activities                        (2,600)         (9,970)

Cash Flows from Financing Activities
     Proceeds from notes payable                                    142,000              --
     Payments on notes payable                                      (25,000)             --
     Proceeds from sale of stock                                    185,000              --
     Increase in stock subscription receivable                      258,000         300,000
                                                                  ---------       ---------

        Net Cash Provided  by Financing Activities                  560,000         300,000
                                                                  ---------       ---------

        Net Increase (Decrease) in Cash and Cash Equivalents         32,921         (70,617)

Beginning Cash and Cash Equivalents                                  11,420          55,515
                                                                  ---------       ---------

Ending Cash and Cash Equivalents                                  $  44,341       $ (15,102)
                                                                  =========       =========

          See accompanying notes to the condensed financial statements

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      For The Three Months Ended March 31,

                                                                               2004              2003
                                                                            ----------       ----------
Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
            Loss from operations                                            $ (987,840)      $ (482,826)
            Adjustments to reconcile change in loss from operations to net cash used by operating activities:
                  Depreciation                                                   4,688            5,688
                  Loan inducement fees                                          60,515               --
                  Financing costs                                              103,585               --
                  Stock issued for services                                    239,985           24,797
            (Increase) decrease in operating assets
                  Accounts receivable                                           17,061            2,868
                  Inventory                                                    (30,328)           7,061
            Increase (decrease) in operating liabilities
                  Interest payable                                              26,732           49,554
                  Deferred revenue                                              (7,250)              --
                  Accounts payable                                              48,373           32,211
                                                                            ----------       ----------
                       Net Cash Used by Operating Activities                $ (524,479)      $ (360,647)
                                                                            ==========       ==========

          See accompanying notes to the condensed financial statements

      ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet as of March 31, 2004 and the related unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended December 31, 2003, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

      These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NEW FINANCING

      During the first quarter of 2004 the Company obtained new short term financing from various individuals in the amount of $142,000. Maturity dates and interest rates range from July 12, 2004 to March 22, 2005, and 10% to 20%, respectively. All new financing is collateralized by a sufficient number of free trading shares of the Company's common stock. Of the $142,000 in new financing, $122,000 has terms in which all interest and principal is due upon maturity, the balance of $20,000 has quarterly interest only payments of $1,000. In order for the Company to obtain the above referenced financing, 82,500 shares of the Company's common stock was issued to the individual lenders as loan inducement fees totaling $60,515.

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

CRITICAL ACCOUNTING POLICIES

      This summary of critical accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principals and have been consistently applied in the preparation of the financial statements.

Nature of Operations

      We were incorporated in the state of Arizona on July 21, 1991, to provide innovative supplements and health solutions to the global marketplace. We have grown from the humblest of beginnings in the Arizona desert to a company with a global vision to educate, assess and deliver nutritional products to a global market place. The worldwide nutritional industry is one of the fastest growing sectors of the global economy. We have a commitment to purity, quality, research, information and support. We have global distribution capabilities and offer a choice of turnkey or customized private label options. This combined with professionally derived formulations enables us to offer products to fill any market niche. On October 31, 2002, we acquired all the capital stock of Royal Products, Inc (f.k.a. JonDar Corp.), a Nevada corporation incorporated in 1991. Royal Product Inc.'s principal business activity is to provide network marketing and is under contract to purchase all of its products from us.

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

Intangible Assets

      Goodwill and other intangible assets were not amortized in 2004. Statement of Financial Accounting Standards No. 142 was implemented requiring goodwill and other intangible assets to be adjusted to fair value by recording an impairment loss when applicable. Fair value of each intangible and goodwill was determined by calculating the net present value of management's estimate of future cash flows expected to be generated by the intangible or goodwill over the next three years

Revenue and Cost Recognition

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

Advertising Costs

      We expense advertising costs as they are incurred.

RESULTS OF OPERATIONS- Three months ended March 31, 2004 and 2003

                                                   2004                  2003
                                                 ---------            ---------
Revenue, net                                     $  46,535            $  33,580

Cost of Sales                                       31,293               21,295
                                                 ---------            ---------
Gross Profit                                        15,242               12,285

Operating Expenses                                 913,856              422,676
                                                 ---------            ---------

Loss From Operations                              (898,614)            (410,391)

Other Income (Expense)
   Other income                                     14,249                   --
   Interest expense                               (101,546)             (67,616)
   Miscellaneous expense                            (1,835)              (4,879)
   Interest income                                      37                   60
                                                 ---------            ---------
                                                   (89,095)             (72,435)

Net Loss                                         $(987,709)           $(482,826)
                                                 =========            =========

      Revenues. Revenues for the three months ended March 31, 2004 were $46,535, an increase of $12,955 or 39%, from $33,580 for the three months ended March 31, 2003. This increase was principally attributable to the increased acceptance of our registrations in the foreign markets and to continuing penetration into the domestic market. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

      Operating Expenses. Operating expenses for the three months ended March 31, 2004 were $913,856, an increase of $491,180 or 116%, from $422,676 for the three months ended March 31, 2003. This increase is primarily the result of loan inducement fees from the issuance of company stock, increased financing costs and amortization of capitalized financing costs, and increased travel and professional fees.

      Net Income (Loss). Net loss was $987,709 for the three months ended March 31, 2004, as compared to a net loss of $482,826 for the three months ended March 31, 2003. This increase is primarily the result of loan inducement fees from the issuance of company stock, increased financing costs and amortization of capitalized financing costs, and increased travel and professional fees

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

      As indicated in our attached financial statements, our gross revenue was not sufficient to meet our operating expenses for the three months ended March 31, 2004. In addition, as of March 31, 2004, our current liabilities exceeded our current assets by $2,193,318, as compared to $1,788,256 for the comparable three month period ended March 31, 2003.

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

RECENT DEVELOPMENTS

      In January 2004, we appointed Leonard Makowka, M.D., and Ph.D. as head of our Medical Advisory Board. Dr. Makowka, a distinguished clinical surgeon, transplantation surgeon and medical researcher, is recognized as one of the world's leading authorities in hepatic science (study relating to the liver. Dr. Makowka has retired from surgical practice and has been using his medical expertise to pursue investment strategies and technology developing in life sciences and other technological areas. Dr. Makowka is one of the most prestigious names in the medical community and he will be working with our subsidiary to develop a line of children's nutritional and weigh loss products.

      In February 2004, we were accepted for listing on the Frankfurt Exchange in Germany. Trading commenced February 10, 2004, under the symbol "DHE" and the German cusip (WKN) number ADBMFX. The Frankfurt Exchange is the world's third largest organized exchange-trading market in terms of turnover and dealings in securities. It accounts for more than 85% of the total securities turnover in Germany and is the largest of the eight German stock exchanges. It ranks third in the world beyond the NYSE and NASDAQ markets. It offers its clients only floor trading through brokers, and, since the launch of XETRA, also provides fully-electronic trading facilities, whereby orders from any point in the globe are automatically inputted into the order book on the central computer.

      Jan-Eric Soetbeer, President of OTC Consulting, prepared the registration of Desert Health on the Frankfurt Exchange. Through their exclusive network, they are beginning the process of notifying the European Financial community about us and our present and future business plans.

      In March 2004, Mr. Edward L. Beddow joined us as our new head of International Business Development and Corporate Finance. Mr. Beddow has been Vice President and Global Quality Director CitiBusiness at Citigroup (NYSE:C) and has over 20 years experience in Quality, Information Technology, Audit and Finance in large multinational companies in the financial services and manufacturing industries. He has participated in the establishment and growth of new global businesses and functions within several companies. His responsibilities have included recruitment of worldwide personnel, budget management, process improvement projects and development of policies and procedures. He has published several professional articles/books and taught university courses at the graduate level.

      Websites for Royal Products, Inc., www.royalproducts.net and for Desert Health www.deserthealth.com have been updated and are now e-commerce ready and focused toward our specialty products.

SUBSEQUENT EVENTS

      April 28, 2004, we entered into a ten-year joint venture agreement with Hebei YiXian Food Company of China to jointly invest in a new cooperative company in China. This joint venture will provide to the Chinese marketplace a new generation of nutritional drink. The objective is to take full advantage of Hebei's manpower, resources, and superior marketing ability in China. We believe this will aid in establishing a value on our Class 5 trademark and logo in the international marketplace

RISK FACTORS

Risks Related to our Business

We cannot predict our future capital needs, and may not able to secure additional financing.

      We will likely need to raise additional funds in the future to fund our operations, to expand our markets and product offerings, or to respond to competitive pressures or perceived opportunities. We cannot assure you that additional financing will be available on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue operations, our ability to increase enrollments and revenues maybe adversely affected.

Our auditors have indicated uncertainty concerning our ability to continue as a going concern.

      Our auditors have indicated uncertainty concerning our ability to continue as a going concern as of the most recent audited financial statements. We cannot assure you that our ability to obtain additional customers or financing sources will be impaired as a result of this qualification. Additionally, we cannot assure you that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins and therefore remain as a going concern.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

      Our results of operations are affected by the level of business activity of our customers, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private label contract manufacturing customers, as well as for our direct-to-consumer products. A decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

As we continue to expand into markets outside the United States our business becomes increasingly subject to political and economic risks in those markets, which could adversely affect our business.

      Our future growth may depend, in part, on our ability to continue to expand into markets outside the United States. There can be no assurance that we will be able to expand our presence in our existing markets outside the United States, enter new markets on a timely basis, or that new markets outside the United States will be profitable. There are significant regulatory and legal barriers in markets outside the United States that we must overcome. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the United States are subject to political, economic and social uncertainties including, among others:

      o     changes and limits in import and export controls;

      o     increases in custom duties and tariffs;

      o     changes in government regulations and laws;

      o     coordination of geographically separated locations;

      o absence in some jurisdictions of effective laws to protect our intellectual property rights;

      o     changes in currency exchange rates;

      o     economic and political instability; and

      o currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

      Any changes related to these and other factors could adversely affect our business, profitability and growth prospects. As we continue to expand into markets outside the United States, these and other risks associated with operations outside the United States are likely to increase.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

      The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and in other countries. Failure to comply with FDA regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. In addition, if the FTC has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the FTC could materially adversely affect our ability to successfully market our products.

      In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the United States and with each other. The sale of our products in Europe is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the union. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations.

      We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if adopted, would have on our business. They could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

We could be exposed to product liability claims or other litigation, which may be costly and could materially adversely affect our operations.

      We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances.

      We maintain product liability insurance coverage, including primary product liability. The cost of this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that our insurance will be adequate to cover any liability we may incur. Additionally, it is possible that one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or rely on indemnification or similar arrangements with our customers who wish to continue to include those ingredients in their products. A substantial increase in our product liability risk or the loss of customers or product lines could have a material adverse effect on our results of operations and financial condition. ]

If we lose the services of our president, the ability to develop our business will suffer.

      We are substantially dependent on the continued services and performance of Johnny Shannon, our president. The loss of Mr. Shannon's services could significantly delay or prevent the achievement of our development and strategic objectives. We currently have an employment agreement with Mr. Shannon that expires on January 31, 2005, renewable on an annual basis.

Our future success depends in part upon our ability to recruit and retain key personnel.

      Our success to date has been, and our continuing success will be, substantially dependent on the continued services of our executive officers and other key personnel, who generally have extensive experience in the industry and have been employed by us for substantial periods of time. If we ceased to employ any of these integral personnel and failed to manage a smooth transition to new personnel, our business could suffer.

Our industry is highly competitive and we may be unable to compete effectively. Increased competition could adversely affect our financial condition.

      The market for our products is highly competitive. Many of our competitors are substantially larger and have greater financial resources and broader name recognition than we do. Our larger competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture a significant market share. Increased competition could result in price reductions, reduced gross profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete in this intensely competitive environment.

Risks Related to our Stock

Securities we issue to fund our operations could dilute your ownership.

      We may decide to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have rights prior to those of our common stock. We may not obtain sufficient financing on terms that are favorable to you or us.

There is no assurance of an established public trading market.

      Although our common stock trades on the OTCBB a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

      o     the issuance of new equity securities;

      o     changes in interest rates;

      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o     variations in quarterly operating results;

      o     change in financial estimates by securities analysts;

      o     the depth and liquidity of the market for our common stock;

      o investor perceptions of our company and the technologies industries generally; and

      o     general economic and other national conditions.

Our Common Stock could be considered a "penny stock."

      Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under
Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange;
(iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of March 31, 2004, our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a
- 15 (e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      We are named in a suit filed June 2, 2002, in the Maricopa County Superior Court, brought by a plaintiff claiming to hold an assignment of note in the amount of $50,000 from a former consultant to the Company The Company asserts that the note was paid in full prior to the alleged assignment and intends to vigorously defend our position. The matter is set for jury trial in January 2005.

      Buccaneer Holdings, Inc. secured a default judgment in Calgary, Alberta, Canada, in December 2003 in the amount of USD 37,385 plus interest and legal costs. Desert Health disputes that it ever received loan funds from Buccaneer Holdings, Inc., and intends to aggressively resist the perfecting of the judgment in Arizona. We have not accrued the amount in our financials.

ITEM 2. CHANGES IN SECURITIES

      90,000 shares of preferred stock were converted to common stock, and an additional 510,000 shares of common stock were issued during the quarter ended March 31, 2004. Also, 1,430,000 shares of preferred stock were issued during the quarter ended March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

                  Form 8-K filed March 22, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)


By:   /s/ Johnny Shannon                          May 17, 2004
      -------------------
      Johnny Shannon,
      President


By:   /s/ Johnny Shannon                          May 17, 2004
      -------------------
      Johnny Shannon,
      Chief Financial Officer