Form 10QSB
period 2004-06-30
DESERT HEALTH PRODUCTS INC
filed 2004-08-20
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of August 19, 2004:
14,743,821

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                         Part I - Financial Information
                          Item I - Financial Statements

                                                                                     June 30,         December 31,
                                                                                       2004              2003
                                                                                    (Unaudited)        (Audited)
                                                                                   ------------       ------------
                                     ASSETS
Current Assets
      Cash                                                                         $     10,370       $    11,420
      Accounts receivable, net                                                           23,251            25,793
      Inventory                                                                         114,575            99,770
      Advances                                                                            2,010             1,010
                                                                                   ------------       -----------
           Total Current Assets                                                         150,206           137,993
                                                                                   ------------       -----------

Property and Equipment, net                                                              73,254            79,779
                                                                                   ------------       -----------

Other Assets
      Intangibles, net                                                                       --           756,822
      Goodwill, net                                                                          --           233,645
      Deferred financing costs                                                          286,050           100,996
      Deposits                                                                           20,076            21,326
                                                                                   ------------       -----------
                                                                                        306,126         1,112,789
                                                                                   ------------       -----------

           Total Assets                                                            $    529,586       $ 1,330,561
                                                                                   ============       ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Loan inducement fees payable                                                 $     11,340       $    11,340
      Accounts payable and accrued expenses                                             464,929           314,920
      Deferred revenue                                                                   75,442            60,750
      Interest payable                                                                  287,877           212,718
      Dividends payable                                                                 157,604           157,604
      Current portion of obligations payable                                          1,746,218         1,282,256
                                                                                   ------------       -----------
           Total Current Liabilities                                                  2,743,410         2,039,588

Long Term Liabilities
      Shares subject to mandatory redemption                                          1,100,000         1,100,000
      Long term note payable, net of current portion                                         --             7,000
                                                                                   ------------       -----------
           Total Liabilities                                                          3,843,410         3,146,588
                                                                                   ------------       -----------

Stockholders' Deficit
      Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized and 3,179,125 and 1,708,500 shares issued and outstanding
         as of June 30, 2004 and December 31, 2003, respectively                          3,179             1,708
      Common stock, $.001 par value, 25,000,000 shares
         authorized, 14,083,821 and 13,163,821 issued and 13,658,821 and 12,738,821 outstanding as of June 30, 2004 and
         December 31, 2003, respectvely                                                  14,084            13,164
      Stock subscribed                                                                  461,975         1,744,000
      Treasury stock, 425,000 shares at cost                                           (191,250)         (191,250)
      Additional paid in capital in excess of par value                               7,910,060         5,390,025
      Accumulated deficit                                                           (11,511,872)       (8,773,674)
                                                                                   ------------       -----------
                                                                                     (3,313,824)       (1,816,027)
                                                                                   ------------       -----------

           Total Liabilities and Stockholder Deficit                               $    529,586       $ 1,330,561
                                                                                   ============       ===========

          See accompanying notes to the condensed financial statements

                           DESERT HEALTH PRODUCTS, INC
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Three Months Ended                       Six Months Ended
                                                        June 30,                               June 30,
                                             -------------------------------       -------------------------------
                                                 2004               2003               2004               2003
                                             ------------       ------------       ------------       ------------
Revenue                                      $     72,279       $     22,266       $    118,814       $     55,846

Cost of Sales                                      29,237             15,759             60,530             37,054
                                             ------------       ------------       ------------       ------------
     Gross Profit                                  43,042              6,507             58,284             18,792

Operating Expenses
     General and administrative                   496,974            193,577          1,381,497            616,253
     Impairment of intangibles                    756,822                 --            756,822                 --
     Impairment of goodwill                       233,645                 --            233,645                 --
                                             ------------       ------------       ------------       ------------
                                                1,487,441            193,577          2,371,964            616,253
                                             ------------       ------------       ------------       ------------

     Loss from operations                      (1,444,399)          (187,070)        (2,313,680)          (597,461)

Other Income (Expense)
     Other income                                      85                 --             14,334                 --
     Interest expense                            (210,967)           (56,739)          (312,644)          (124,355)
     Miscellaneous expense                         (3,883)              (949)            (5,718)            (5,828)
     Financing costs                              (91,194)                --           (120,527)                --
     Interest income                                   --                  8                 37                 68
                                             ------------       ------------       ------------       ------------
                                                 (305,959)           (57,680)          (424,518)          (130,115)
                                             ------------       ------------       ------------       ------------

Net Loss                                     $ (1,750,358)      $   (244,750)      $ (2,738,198)      $   (727,576)
                                             ============       ============       ============       ============

Basic and diluted loss per common share      $      (0.13)      $      (0.02)      $      (0.20)      $      (0.06)
                                             ============       ============       ============       ============

Weighted Average Common Shares Outstanding     13,516,348         12,531,488         13,379,923         12,384,733
                                             ============       ============       ============       ============

          See accompanying notes to the condensed financial statements

                          DESERT HEALTH PRODUCTS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

                                                Convertible
                                              Preferred Stock                 Common Stock               Treasury Stock
                                         -------------------------      ------------------------     -----------------------
                                                         Par Value                     Par Value
                                           Shares        $.001 sh         Shares       $.001 sh       Shares           Cost
                                         ----------      ---------      ----------     ---------     --------       ---------
Balances, December 31, 2003               1,708,500       $ 1,708       13,163,821      $13,164      (425,000)      $(191,250)

Preferred shares activity for the six
   months ended June 30, 2004
        Interest payment                    130,625           131               --           --            --              --
        Stock conversion                    (90,000)          (90)          90,000           90            --              --
        Stock subscribed                  1,430,000         1,430          265,000          265            --              --
Common shares issued for the six
   months ended June 30, 2004
        Services and fees                        --            --          380,000          380            --              --
        Cash                                     --            --          185,000          185            --              --
Warrants issued                                  --            --               --           --            --              --
Net loss for the six months ended
 June 30, 2004                                   --            --               --           --            --              --
                                         ----------       -------       ----------      -------      --------       ---------
Balances,  June 30, 2004                  3,179,125       $ 3,179       14,083,821      $14,084      (425,000)      $(191,250)
                                         ==========       =======       ==========      =======      ========       =========

                                         Additional
                                          paid-in        Subscribed        Accumulated
                                          Capital           Stock            Deficit             Total
                                         ----------      -----------       ------------       -----------
Balances, December 31, 2003              $5,390,025      $ 1,744,000       $ (8,773,674)      $(1,816,027)

Preferred shares issued for the six
   months ended June 30, 2004
        Interest payment                    123,963               --                 --           124,094
        Stock conversion                         --               --                 --                --
        Stock subscribed                  1,696,305       (1,282,025)                --           415,975
Common shares issued for the six
   months ended June 30, 2004
        Services and fees                   349,620               --                 --           350,000
        Cash                                184,815                                               185,000
        Warrants                            165,332               --                 --           165,332
Net loss for the six months ended
 June 30, 2004                                   --               --         (2,738,198)       (2,738,198)
                                         ----------      -----------       ------------       -----------
Balances,  June 30, 2004                 $7,910,060      $   461,975       $(11,511,872)      $(3,313,824)
                                         ==========      ===========       ============       ===========

          See accompanying notes to the condensed financial statements

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        For The Six Months Ended June 30,

                                                                 2004            2003
                                                              ---------       ---------
Cash Flows from Operating Activities
         Cash received from customers                         $ 121,356       $  55,523
         Cash paid to suppliers and employees                  (809,028)       (552,752)
         Miscellaneous expense                                   (5,518)         (5,493)
         Miscellaneous income                                    14,334              --
         Interest income                                             37              68
         Interest expense                                       (45,131)        (20,875)
                                                              ---------       ---------

              Net Cash Used in Operating Activities            (723,950)       (523,529)

Cash Flows from Investing Activities
         Proceeds from advances                                      --           5,500
         Deposits                                                 1,250              --
         Purchase of assets                                      (2,850)         (3,070)
         Payments on advances                                    (1,000)         (6,900)
                                                              ---------       ---------

              Net Cash Used by Investing Activities              (2,600)         (4,470)

Cash Flows from Financing Activities
         Proceeds from notes payable                            307,500          94,000
         Payments on notes payable                              (25,000)         (7,500)
         Proceeds from sale of stock                            185,000              --
         Increase in stock subscribed                           258,000         364,000
                                                              ---------       ---------

              Net Cash Provided  by Financing Activities        725,500         450,500
                                                              ---------       ---------

              Net Decrease in Cash and Cash Equivalents          (1,050)        (77,499)

Beginning Cash and Cash Equivalents                              11,420          55,515
                                                              ---------       ---------

Ending Cash and Cash Equivalents                              $  10,370       $ (21,984)
                                                              =========       =========

          See accompanying notes to the condensed financial statements

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        For The Six Months Ended June 30,

                                                                             2004             2003
                                                                         -----------       ---------
Reconciliation of Changes in Net Operations to Net Cash Used
     by Operating Activities:
         Loss from operations                                            $(2,738,198)      $(727,576)
         Adjustments to reconcile change in loss from operations to net cash used by operating activities:
              Miscellaneous expense                                               --             168
              Depreciation                                                     9,375          11,376
              Preferred Stock issued for interest payment                    124,094              --
              Common Stock issued as loan inducement fees                    155,522              --
              Impairment of intangibles and goodwill                         990,467              --
              Conversion of debt for stock                                        --         239,156
              Financing costs                                                120,527              --
              Common Stock issued for services                               380,000          42,542
         (Increase) decrease in operating assets
              Accounts receivable                                              2,542            (323)
              Prepaid expenses                                                    --          (9,818)
              Inventory                                                      (14,805)          7,064
         Increase (decrease) in operating liabilities
              Interest payable                                                81,825        (135,675)
              Deferred revenue                                                14,692              --
              Accounts payable                                               150,009          49,557
                                                                         -----------       ---------
                   Net Cash Used by Operating Activities                 $  (723,950)      $(523,529)
                                                                         ===========       =========

          See accompanying notes to the condensed financial statements

Notes to Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Presentation and Interim Consolidated Financial Statements

      The accompanying unaudited condensed consolidated balance sheet as of June 30, 2004 and the related unaudited condensed consolidated statements of operations, stockholders deficit and cash flows for the six months ended June 30, 2004 and 2003 presented herein have been prepared in accordance with accounting principles ("GAAP") generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended December 31, 2003, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

Earnings (Loss)Per Share

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of earnings per share:

                                          Three Months       Three Months       Six Months          Six Months
                                         Ended June 30,     Ended June 30,     Ended June 30,      Ended June 30,
                                              2004               2003              2004                2004
                                         --------------     --------------     --------------      --------------
Loss applicable to basis and diluted
  loss per share                          $ (1,750,358)      $   (244,750)      $ (2,738,198)      $   (727,576)
Weighted average number of common
  shares assuming no dilution               13,516,348         12,531,488         13,379,923         12,384,733
Weighted average number of common
  Shares assuming full dilution             13,516,348         12,531,488         13,379,923         12,384,733
                                          ------------       ------------       ------------       ------------
Basic loss per common share               $      (0.13)      $      (0.02)      $       (.20)      $       (.06)
                                          ============       ============       ============       ============
Diluted loss per common share             $      (0.13)      $      (0.02)      $       (.20)      $       (.06)
                                          ============       ============       ============       ============

The impact of outstanding stock options and warrants has not been included in the computation of diluted loss per common share as it would be anti-dilutive (reduces the loss per share).

Stock Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provision of Statement of Financial accounting Standards No. 123., "Account for Stock Based Compensation".

      The company has no issuances of stock options for the periods presented and, as such has no pro forma earnings per share presentation.

Warrants

      During the quarter ended June 30, 2004, the company granted a total of 443,500 warrants to various parties as loan inducement fees.

                                                                    Weighted
                                                    Warrants        Exercise
                                                   Exercisable       Price
                                                   -----------      --------

Balance- outstanding December 31, 2003                    --        $    --
Granted                                                   --             --
Canceled                                                  --             --
Expired                                                   --             --
                                                     -------        -------

Balance -outstanding March 31, 2004                       --             --
Granted                                              443,500            .50
Canceled                                                  --
Expired                                                   --
Exercised                                                 --
                                                     -------        -------
Balance -outstanding June 30, 2004                   443,500        $  0.50
                                                     =======        =======

The fair value of warrants granted was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2004. risk-free interest rates of 5.00%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 100% and approximate expected life of 6 months and 1 year. A deferred financing cost was recorded in the amount of $165,332 and will be amortized over the life of the agreements as financing costs. The average value of warrants granted was $0.37. Amortization/financing costs recorded for the three and six months ended June 30, 2004 was $50,986. Remaining life of the warrants outstanding as of June 30, 2004, is approximately
1.4 years.

The Black Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective assumptions can materially affect the fair value estimate.

Inventory

      Inventory consists primarily of health food supplements and vitamin products and are stated at the lower of cost (first-in, first-out) or market value. At June 30, 2004 the Company had no allowance for potentially obsolete inventory, as all items are deemed to be saleable within their remaining shelf lives.

Intangible Assets

      Goodwill and other intangible assets were not amortized in 2004. Statement of Financial Accounting Standards No. 142 was implemented requiring goodwill and other intangible assets to be adjusted to fair value by recording an impairment loss when applicable. Fair value of each intangible and goodwill was determined by calculating the net present value of management's estimate of future cash flows expected to be generated by the intangible or goodwill over the next three years. An impairment loss to goodwill and intangibles was recorded in the amounts of $233,645 and $756,822 in the second quarter of 2004, respectively.

Note 2. New Financing

      During the second quarter of 2004 the Company obtained new short term financing from various individuals in the total amount of $165,500. Maturity dates range from November 10, 2004 to October 16, 2004, with interest per annum of 10%. All of the $165,500 in new financing has terms in which all interest and principal is due upon maturity. In order for the Company to obtain the above referenced financing, 178,500 shares of the Company's common stock are to be issued to the individual lenders as loan inducement fees valued at $84,400. Additionally, warrants were offered on 143,500 shares to support loan inducements during the quarter of the Company's common stock.

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

      We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors which have been discussed in prior filings with the Securities and Exchange Commission ("SEC"). Though we have attempted to list comprehensively these important factors, we wish to caution investors that other factors could in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

RESULTS OF OPERATIONS.

Three months ended June 30, 2004 and 2003

      Revenues. Revenues for the three months ended June 30, 2004 were $72,279, an increase of $50,013 or 225%, from $22,266 for the three months ended June 30, 2003. This increase was principally attributable to the increased acceptance of our registrations in the foreign markets and to continuing penetration into the domestic market. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

      Gross Profit Margin. Gross profit was $43,042 or 60% for the three months ended June 30, 2004, an increase of $36,535 or 561%, from $6,507 or 29% for the three months ended June 30, 2003. This increase is primarily the result of increased sales in foreign markets and lower packaging and distribution costs.

      Operating Expenses. Operating expenses for the three months ended June 30, 2004 were $1,487,441, an increase of $1,293,864 or 668%, from $193,577 for the three months ended June 30, 2003. Approximately $1,000,000 of this increase is the result of the complete write-off of intangibles to comply with generally accepted accounting principles. Additionally, approximately $200,000 and $100,000 was due to increased professional fees and loan inducement fees, respectively.

      Interest Expense. Interest expense for the three months ended June 30, 2004 was $210,967, an increase of $154,228, or 272%, from $56,739 for the three months ended June 30, 2003. This increase is primarily the result of prior and additional loans made to the company.

      Net Income (Loss). Net loss was $1,750,358 for the three months ended June 30, 2004, as compared to a net loss of $244,750 for the three months ended June 30, 2003. This increase is primarily the result of increased operating costs as discussed in the operating expenses section and additional financing and interest costs.

Six Months Ended June 30, 2004 and 2003

      Revenues. Revenues for the six months ended June 30, 2004 were $118,814, an increase of $62,968, or 113% increase from $55,846 for the six months ended June 30 2003. This increase was principally attributable to the increased acceptance of our registrations in the foreign markets and to continuing penetration into the domestic market. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

      Gross Profit Margin. Gross profit was $58,284 or 49%, for the six months ended June 30, 2004, an increase of $39,492 or 210% from $18,792, or 33%, for the six months ended June 30, 2003. This increase is primarily the result of increased sales in foreign markets and lower packaging and distribution costs.

      Operating Expenses. Operating expenses for the six months ended June 30, 2004 were $2,371,964, an increase of $1,755,711 or 285% from $616,253 for the six months ended June 30, 2003. Approximately $1,000,000 of this increase is the result of the complete write-off of intangibles to comply with generally accepted accounting principles. Additionally, approximately $300,000 of the increase is due to increased professional fees and $400,000 increase in loan inducement fees, and $40,000 increase in travel and entertainment.

      Interest Expense. Interest expense for the six months ended June 30, 2004, was $312,644, an increase of $188,289, or 151%, from $124,355 for the six months ended June 30, 2003. This increase is primarily the result of additional loans made to the company.

      Net Income (Loss). Net loss was $2,738,198 for the six months ended June 30, 2004, as compared to a net loss of $727,576 for the six months ended June 30, 2003. This increase is primarily the result of the matters discussed in the Operating Expenses section above. Additionally, approximately $500,000 of the loss can be attributed to stock conversion costs and approximately $1,000,000 of the loss can be attributed to recording impairment losses on intangibles and goodwill, during the six months ended June 30, 2004.

Liquidity And Capital Resources

      As indicated in our attached financial statements, our gross revenue was not sufficient to meet our operating expenses for the three months ended June 30, 2004. In addition, as of June 30, 2004, our current liabilities exceeded our current assets by $2,593,204, as compared to $1,449,976 for the comparable three month period ended June 30, 2003.

      Since inception, we have financed our cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As we continue our marketing activities in Europe, China and North America, we will continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common and preferred stock offerings and bank borrowings to the extent necessary to provide working capital.

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

Recent Developments

      William "Bill" Randoll has agreed to head up Royal Products, Inc., a wholly owned subsidiary of Desert Health. Randoll brings an extensive background in network marketing experience from both the distributor and the corporate side of the industry.

      Mr. Randoll served as the President of Soaring Eagle/SupraLife, taking the company from $400,000 in sales per month to $4 million a month in less than two years. He has also initiated successful turnarounds, including D'essence designer fragrances, where he reduced operating losses over 90% in less than six months, and successfully negotiated the sale of the company to investors.

      Most recently Mr. Randoll helped create a network marketing organization for Dr. Barry Sears, author of "The Zone" and "The OmegaRX Zone". Mr. Randoll's industry experience spans nearly twenty years and includes work with some of the top leaders and business builders in the field of network marketing.

      An Ohio based company is commencing marketing of several of our nutritional supplements throughout the US and its territories.

      Websites for Royal Products, Inc., www.royalproducts.net and for Desert Health www.deserthealth.com have been updated and are now e-commerce ready and focused toward our specialty products.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of June 30, 2004, our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a
- 15 (e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are named in a suit filed June 2, 2002, in the Maricopa County Superior Court, brought by a plaintiff claiming to hold an assignment of note in the amount of $50,000 from Nicholas M. Simak, a former consultant to the Company The Company asserts that the note was paid in full prior to the alleged assignment and intends to vigorously defend our position. The matter is set for jury trial in January 2005. Additionally, Nicholas M. Simak and NMS Solutions Group, Inc., filed a complaint in Maricopa County Superior Court of the State of Arizona against the company May 11, 2004, alleging non-payment of various loans. The company has retained counsel and has demanded the return of all intellectual property, which includes customer lists and contacts belonging to the company. The Company's position is that the damages caused by loss of this intellectual property will offset claims being made by Mr. Simak.

      Michael Medina and Marti Medina filed a complaint in Maricopa County Superior Court of the State of Arizona against the company June 14, 2004, alleging non-payment of a loan in the amount of $25,000, and seeking payment of principle and interest. Desert Health's counsel is preparing a settlement offer.

ITEM 2. CHANGES IN SECURITIES

During the six months ended June 30, 2004 the following shares of common and preferred stock were issued:

Preferred stock subscribed to in 2003                1,430,000
Preferred stock issued as interest payment             130,625
Common stock issued for cash                           185,000
Common stock issued for services and fees              380,000
Common stock subscribed as loan inducement fees        265,000

Additionally, 90,000 shares of preferred stock was converted to common stock during the 6 months ended June 30, 2004.

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

DESERT HEALTH PRODUCTS, INC.
(Registrant)


By: /s/ Johnny Shannon                       August 19, 2004
    -------------------
    Johnny Shannon,
    President


By: /s/ Johnny Shannon                       August 19, 2004
    -------------------
    Johnny Shannon,
    Chief Financial Officer