Form 10QSB
period 2004-09-30
DESERT HEALTH PRODUCTS INC
filed 2004-12-07
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

                            ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of November 15, 2004:
15,543,821

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

        DESERT HEALTH PRODUCTS, INC. CONSOLIDATED STATEMENTS (Unaudited)

                                FORM 10QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

        a. Consolidated Balance Sheets as of September 30, 2004              F-1
           and December 31, 2003

        b. Consolidated Statements of Operations                             F-2

        c. Consolidated Statements of Stockholders Deficit                   F-3

        d. Consolidated Statements of Cash Flow for the nine months          F-4
           ended September 30, 2004 and 2003

        e. Notes to Unaudited Consolidated Financial Statements                3

Item 2.  Management's Discussion and Analysis of Financial Condition           5
         and Results of Operations

Item 3.  Controls and Procedures                                              10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits                                                             11

Signatures                                                                    12

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                         Part I - Financial Information
                          Item I - Financial Statements

                                                                                        September 30,         December 31,
                                                                                             2004                  2003
                                                                                         (Unaudited)            (Audited)
                                                                                        ------------          ------------
                                     ASSETS
Current Assets
        Cash                                                                            $         --          $     11,420
        Accounts receivable, net                                                              35,424                25,793
        Prepaids                                                                               7,500                    --
        Inventory                                                                             87,918                99,770
        Advances                                                                               2,010                 1,010
                                                                                        ------------          ------------
               Total Current Assets                                                          132,852               137,993

Property and Equipment, net                                                                   69,159                79,779

Other Assets
        Intangibles, net                                                                          --               756,822
        Goodwill, net                                                                             --               233,645
        Deferred financing costs                                                             207,699               100,996
        Deposits                                                                              20,076                21,326
                                                                                        ------------          ------------
               Total Other Assets                                                            227,775             1,112,789
                                                                                        ------------          ------------

               TOTAL ASSETS                                                             $    429,786          $  1,330,561
                                                                                        ============          ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
        Loan inducement fees payable                                                    $     11,340          $     11,340
        Bank Overdraft                                                                           968                    --
        Accounts payable and accrued expenses                                                500,488               314,920
        Deferred revenue                                                                      55,269                60,750
        Interest payable                                                                     347,021               212,718
        Dividends payable                                                                    157,604               157,604
        Current portion of obligations payable                                             1,846,460             1,282,256
                                                                                        ------------          ------------
               Total Current Liabilities                                                   2,919,150             2,039,588

Long Term Liabilities
        Shares subject to mandatory redemption                                             1,100,000             1,100,000
        Long term note payable, net of current portion                                            --                 7,000
                                                                                        ------------          ------------

               TOTAL LIABILITIES                                                           4,019,150             3,146,588

Stockholders' Deficit
        Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized and 3,379,125 and 1,708,500 Shares issued and outstanding
          as of September 30, 2004 and December 31, 2003, respectively                         3,380                 1,708
        Common stock, $.001 par value, 25,000,000 shares authorized;
          14,743,821 And 13,163,821 issued; and 14,318,821 and 12,738,821 outstanding as of September 30, 2004 and December 31, 2003,
          respectively                                                                        14,743                13,164
        Stock Subscribed                                                                     290,781             1,744,000
        Treasury Stock, 425,000 shares at cost                                              (191,250)             (191,250)
        Additional paid in capital in excess of par value                                  8,319,525             5,390,025
        Accumulated deficit                                                              (12,026,543)           (8,773,674)
                                                                                        ------------          ------------

               TOTAL STOCKHOLDERS' DEFICIT                                                (3,589,364)           (1,816,027)
                                                                                        ------------          ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    429,786          $  1,330,561
                                                                                        ============          ============

          See accompanying notes to the condensed financial statements

                           DESERT HEALTH PRODUCTS, INC
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30,                            September 30,
                                                           --------------------------------        --------------------------------
                                                               2004                2003                2004                 2003
                                                           ------------        ------------        ------------        ------------
Revenue                                                    $     91,757        $     74,822        $    210,571        $    130,668

Cost of Sales                                                    59,730              59,121             120,260              96,175
                                                           ------------        ------------        ------------        ------------
         Gross Profit                                            32,027              15,701              90,311              34,493

Operating Expenses
         General and administrative                             392,544             472,854           1,774,041           1,089,107
         Impairment of intangibles                                   --                  --             756,822                  --
         Impairment of goodwill                                      --                  --             233,645                  --
                                                           ------------        ------------        ------------        ------------
                 Total operating expenses                       392,544             472,854           2,764,508           1,089,107
                                                           ------------        ------------        ------------        ------------

         Loss from operations                                  (360,517)           (457,153)         (2,674,197)         (1,054,614)

Other Income (Expense)
         Other income                                                --                  --              14,334                  --
         Loan inducement fees                                   (95,678)             (8,937)           (216,204)             (8,937)
         Interest expense                                       (58,477)            (47,320)           (371,121)           (171,675)
         Miscellaneous expense                                       --              (3,915)             (5,718)             (9,743)
         Interest income                                             --                  56                  37                 124
                                                           ------------        ------------        ------------        ------------
                 Total other income (expense)                  (154,155)            (60,116)           (578,672)           (190,231)
                                                           ------------        ------------        ------------        ------------

Net Loss                                                   $   (514,672)       $   (517,269)       $ (3,252,869)       $ (1,244,845)
                                                           ============        ============        ============        ============

Basic and diluted loss per common share                    $      (0.04)       $      (0.04)       $      (0.24)       $      (0.10)
                                                           ============        ============        ============        ============

Weighted Average Common Shares                               14,192,731          13,076,321          13,653,348          12,738,821
                                                           ============        ============        ============        ============

          See accompanying notes to the condensed financial statements

                           DESERT HEALTH PRODUCTS, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

                                        Convertible Preferred Stock           Common Stock                   Treasury Stock
                                       ------------------------------   ----------------------------  -----------------------------
                                                           Par Value                     Par Value
                                          Shares           $.001 sh       Shares          $.001 sh      Shares             Cost
                                       ------------      ------------   -----------     ------------  -----------      ------------
Balances, December 31, 2003               1,708,500      $      1,708    13,163,821     $     13,164     (425,000)     $   (191,250)

Equity transactions for the nine
   months ended September 30, 2004
           Interest payment                 130,625               131            --               --           --                --
           Stock conversion                 (90,000)              (90)       90,000               90           --                --
           Stock subscribed               1,630,000             1,631       665,000              664           --                --
           Services and fees                     --                --       640,000              640           --                --
           Cash                                  --                --       185,000              185           --                --
           Warrants                              --                --            --               --           --                --
Net loss for the nine months
   ended September 30, 2004                      --                --            --               --           --                --
                                       ------------      ------------   -----------     ------------  -----------      ------------
Balances, September 30, 2004              3,379,125      $      3,380    14,743,821     $     14,743     (425,000)     $   (191,250)
                                       ============      ============   ===========     ============  ===========      ============

                                            Additional
                                              paid-in        Subscribed       Accumulated
                                              Capital           Stock            Deficit            Total
                                           ------------     ------------      ------------      ------------
Balances, December 31, 2003                $  5,390,025     $  1,744,000      $ (8,773,674)     $ (1,816,027)

Equity transactions for the nine
   months ended September 30, 2004
           Interest payment                     123,962               --                --           124,093
           Stock conversion                                           --                --                --
           Stock subscribed                   1,995,705       (1,453,219)               --           544,781
           Services and fees                    442,360               --                --           443,000
           Cash                                 184,815               --                --           185,000
           Warrants                             182,658               --                --           182,658
Net loss for the nine months
   ended September 30, 2004                          --               --        (3,252,869)       (3,252,869)
                                           ------------     ------------      ------------      ------------
Balances, September 30, 2004               $  8,319,525     $    290,781      $(12,026,543)     $ (3,589,364)
                                           ============     ============      ============      ============

          See accompanying notes to the condensed financial statements

                           DESERT HEALTH PRODUCTS, INC
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                     For The Nine Months Ended September 30,

                                                                   2004             2003
                                                               -----------      -----------
Cash Flows from Operating Activities
         Cash received from customers                          $   205,209      $   131,366
         Cash paid to suppliers and employees                   (1,112,223)        (966,643)
         Miscellaneous expense                                          --           (8,493)
         Interest income                                                37              124
         Interest expense                                          (54,427)         (62,148)
                                                               -----------      -----------

                 Net Cash Used in Operating Activities            (961,404)        (905,794)

Cash Flows from Investing Activities
         Deposits                                                    1,250               20
         Purchase of assets                                         (3,442)          (7,935)
         Payments on advances                                       (1,000)          (4,010)
                                                               -----------      -----------

                 Net Cash Used by Investing Activities              (3,192)         (11,925)

Cash Flows from Financing Activities
         Proceeds from notes payable                               421,400          439,000
         Increase in paid in capital                                17,325          199,800
         Payments on notes payable                                 (38,659)        (107,500)
         Proceeds from sale of stock                               185,000              200
         Increase in stock subscribed                              368,110          364,000
                                                               -----------      -----------

                 Net Cash Provided by Financing Activities         953,176          895,500
                                                               -----------      -----------

                 Net Decrease in Cash and Cash Equivalents         (11,420)         (22,219)

Beginning Cash and Cash Equivalents                                 11,420           55,515
                                                               -----------      -----------

Ending Cash and Cash Equivalents                               $        --      $    33,296
                                                               ===========      ===========

          See accompanying notes to the condensed financial statements

                           DESERT HEALTH PRODUCTS, INC
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                     For The Nine Months Ended September 30,

                                                                            2004             2003
                                                                        -----------      -----------
Reconciliation of Changes in Net Operations to Net Cash Used
   by Operating Activities:
         Loss from operations                                           $(3,252,869)     $(1,244,845)
         Adjustments to reconcile change in loss from operations to net cash used by operation activities:
                 Miscellaneous expense                                           --              168
                 Depreciation                                                14,062           17,154
                 Stock issued for interest payment                          124,094               --
                 Stock issued as loan inducement fees                       193,327            8,937
                 Impairment of intangibles and goodwill                     990,467               --
                 Conversion of interest for stock                                --          239,156
                 Financing costs                                            217,404               --
                 Stock issued for services                                  443,000           42,542
         (Increase) decrease in operating assets
                 Accounts receivable                                         (9,631)             698
                 Prepaid expenses                                            (7,500)          24,666
                 Inventory                                                   11,852           16,910
         Increase (decrease) in operating liabilities
                 Interest payable                                           134,303         (128,713)
                 Deferred revenue                                            (5,481)              --
                 Accounts payable                                           185,568          117,533
                                                                        -----------      -----------

                         Net Cash Used by Operating Activities          $  (961,404)     $  (905,794)
                                                                        ===========      ===========

          See accompanying notes to the condensed financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Interim Consolidated Financial Statements

      The accompanying unaudited condensed consolidated balance sheet as of September 30, 2004 and the related unaudited condensed consolidated statements of operations, stockholders deficit and cash flows for the nine months ended September 30, 2004 and 2003 presented herein have been prepared in accordance with accounting principles ("GAAP") generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended December 31, 2003, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of earnings per share:

                                          Three Months     Three Months      Nine Months       Nine Months
                                         Ended Sept 30,   Ended Sept 30,    Ended Sept 30,    Ended Sept 30,
                                             2004               2003             2004               2003
                                         --------------   --------------    --------------    --------------
Loss applicable to basis and diluted
 loss per share                          $   (514,672)     $   (517,269)     $ (3,252,869)     $ (1,244,845)
Weighted average number of common
 shares assuming no dilution               14,192,731        13,076,321        13,653,348        12,738,821
Weighted average number of common
 shares assuming full dilution             14,192,731        13,076,321        13,653,348        12,738,821
                                         ------------      ------------      ------------      ------------
Basic loss per common share              $      (0.04)     $      (0.04)     $       (.24)     $       (.10)
                                         ============      ============      ============      ============
Diluted loss per common share            $      (0.04)     $      (0.04)     $       (.24)     $       (.10)
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

Warrants

                                                                      Weighted
                                                  Warrants            Exercise
                                                 Exercisable           Price
                                                 ------------------------------
Balance- outstanding December 31, 2003                  --            $     --
Granted                                            491,300                 .50
                                                  --------            --------

Balance -outstanding Sept 30, 2004                 491,300                 .50
                                                  --------            --------

The fair value of warrants granted was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2004. risk-free interest rates of 5.00%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 204.16% and approximate expected life of 6 months. A deferred financing cost was recorded in the amount of $17,325 and will be amortized over the life of the agreements as financing costs. Amortization/financing costs recorded for the three and nine months ended September 30, 2004 was $55,470. Weighted average remaining life of the warrants outstanding as of September 30, 2004, is approximately 10 months.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective assumptions can materially affect the fair value estimate.

Inventory

      Inventory consists primarily of health food supplements and vitamin products and are stated at the lower of cost (first-in, first-out) or market value. At September 30, 2004 the Company had no allowance for potentially obsolete inventory, as all items are deemed to be saleable within their remaining shelf lives.

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

Note 2. New Financing

      During the third quarter of 2004 the Company obtained new short term financing from various individuals in the total amount of $23,900. Maturity dates range from August 13, 2004 to February 16, 2005, with interest per annum of 10%. All of the $23,900 in new financing has terms in which all interest and principal is due upon maturity. In order for the Company to obtain the above referenced financing, 48,700 shares of the Company's common stock are to be issued to the individual lenders as loan inducement fees valued at $18,306. Additionally in the third quarter we issued 65,000 shares of common stock valued at $19,500 to individuals for extension of existing loans. In September 2004, an officer of the company made a loan to the company of $86,342, with principle and interest of 6% due September 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless the context otherwise requires, the terms "Desert Health", "Company", "we", "us" and "our" in this Quarterly Report on Form 10QSB refer to Desert Health Products, Inc., an Arizona corporation.

      The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

Cautionary Statement Regarding Forward-looking Statements

      Our Annual Report on Form 10KSB, this or any other quarterly reports on Form 10QSB filed by us or any other written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate", "intends", "estimate", "forecast", "project" and similar expressions identify forward-looking statements.

      We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors which have been discussed in prior filings with the Securities and Exchange Commission ("SEC"). The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

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

      o     Changes in the average selling prices of our products; and

      o The risk factors described in other documents and reports filed with the SEC, including our Annual Report on Form 10-KSB for the year ended December 31, 2003.

      Though we have attempted to identify important factors, we wish to caution investors that other factors could in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

      Revenues are recognized when earned, and expenses are recognized when incurred. We generally recognize revenue upon shipment of our products in accordance with the terms and conditions of firm orders placed with us by our customers

Good Will and Other Intangible Assets

      Good will and other intangible assets consist primarily of marketing rights, trademarks, and registrations. We periodically review the carrying values of good will and intangibles and record an impairment loss, if anticipated future cash flows do ot equal or exceed the carrying value. Such a determination was made as of June 30, 2004.

Results of Operations.

Three months ended September 30, 2004 and 2003

      Revenues. Revenues for the three months ended September 30, 2004 were $91,757, an increase of $16,935 or 23%, from $74,822 for the three months ended September 30, 2003. This increase was principally attributable to the increased acceptance of our registrations in the foreign markets and to continuing penetration into the domestic market. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market. All foreign sales are denominated in U.S. Dollars.

      Gross Profit Margin. Gross profit was $32,027 or 34.9% for the three months ended September 30, 2004, an increase of $16,326 or 104%, from $15,701 or 21% for the three months ended September 30, 2003. This increase is primarily the result of increased sales in foreign markets and lower packaging and distribution costs.

      Operating Expenses. Operating expenses for the three months ended September 30, 2004 were $392,544, a decrease of $80,310 or 17%, from $472,854 for the three months ended September 30, 2003. This decrease is primarily attributable to the result of not amortizing goodwill or other intangible assets.

      Interest Expense. Interest expense for the three months ended September 30, 2004 was $58,477, an increase of $11,157, or 23.6%, from $47,320 for the three months ended September 30, 2003. This increase is primarily the result of prior and additional loans made to the company.

      Loan Inducement Fees. Loan inducement fees for the three months ended September 30, 2004 were $95,678, an increase of $86,741 or 970%, from $8,937 for the three months ended September 30, 2003. This increase is the result of granting common stock and warrants to lenders as loan inducements.

      Net Income (Loss). Net loss was $(514,672) for the three months ended September 30, 2004, as compared to a net loss of $(517,269) for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 and 2003

      Revenues. Revenues for the nine months ended September 30, 2004 were $210,571, an increase of $79,903, or 61.2 % increase from $130,668 for the nine months ended September 30 2003. This increase was principally attributable to the increased acceptance of our registrations in the foreign markets and to continuing penetration into the domestic market. International sales comprise 64% of total sales, and domestic sales comprise 36% of total sales. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market. All foreign sales are denominated in U.S. Dollars.

      Gross Profit Margin. Gross profit was $90,311 or 42.9%, for the nine months ended September 30, 2004, an increase of $55,818 or 161.8% from $34,493, or 26.4%, for the nine months ended September 30, 2003. This increase is primarily the result of increased sales in foreign markets and lower packaging and distribution costs.

      Operating Expenses. Operating expenses for the nine months ended September 30, 2004 were $2,764,508 an increase of $1,675,401 or 154% from $1,089,107 for the nine months ended September 30, 2003. Approximately $1,000,000 of this increase is the result of the complete write-off in the second quarter of 2004 of intangibles to comply with generally accepted accounting principles. Approximately $650,000 of this increase is due to increases in the general and administrative costs which includes approximately $400,000 in expenses related to costs of stock given to obtain loans to us, and approximately $250,000 increase in contract labor costs, commissions, and professional fees.

      Interest Expense. Interest expense for the nine months ended September 30, 2004, was $371,121, an increase of $199,446, or 116%, from $171,675 for the nine months ended September 30, 2003. This increase is primarily the result of additional loans made to the company.

      Loan Inducement Fees. Loan inducement fees for the nine months ended September 30, 2004 were $216,204, an increase of $207,267, or 2319% from $8,937 for the nine months ended September 30, 2003. This increase is the result of granting common stock and warrants to lenders as loan inducements.

      Net Income (Loss). Net loss was $(3,252,869) for the nine months ended September 30, 2004, as compared to a net loss of $(1,244,845) for the nine months ended September 30, 2003. This increase is primarily the result of the matters discussed in the Operating Expenses section above. Additionally, approximately $500,000 of the loss can be attributed to stock conversion costs and approximately $1,000,000 of the loss can be attributed to recording impairment losses on intangibles and goodwill, during the nine months ended September 30, 2004.

Liquidity and Capital Resources

      As indicated in our attached financial statements, our gross revenue was not sufficient to meet our operating expenses for the nine months ended September 30, 2004. In addition, as of September 30, 2004, our current liabilities exceeded our current assets by $2,786,298, as compared to $1,526,998 for the comparable three month period ended September 30, 2003.

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

Recent Developments

      In a press release dated November 18, 2004, we reported the following on Desert Health's ongoing relationship with Dallas Cowboys Ring of Honor Star, Rayfield Wright:

      Rayfield Wright, recipient of Dallas Cowboys Ring of Honor 2004, is completing an expanded marketing plan for his company Wright Sports & Nutrition LLC's sports nutrition and skin care products developed in cooperation with Desert Health.

      Sales of Wright Sports & Nutrition products began in 2003 in the central region of the U.S. and plans for sales throughout the US and internationally have been completed. The product line although originally formulated for athletes, is currently available to all consumers and markets. Wright Sports & Nutrition products are available in numerous regional markets.

      Rayfield Wright, Dallas Cowboy tackle 1967 - 1979 was selected to six consecutive Pro Bowls and was named All Pro four times. In 13 seasons with the Cowboys he was a member of 12 playoff teams and played in five Super Bowls winning two. Rayfield anchored a Cowboy offensive line that led the NFL/NFC in total yards gained in 1968, 1969, 1971, 1974, 1975, 1977, 1978, and 1979.

      Rayfield was drafted by the Cowboys in 1967, played tight end for a few years, until the Cowboys moved Wright to the offensive line where he became a mainstay for the next 10 years. He was the first dominating offensive lineman for the Cowboys and one of the teams most decorated of his era. Rayfield is the first offensive lineman to be inducted into the Cowboys Ring of Honor.

      Rayfield played with every player in the Cowboys Ring of Honor. Rayfield says, "The Cowboy's Coach, Tom Landry, taught us about teamwork. I still believe that! That is why I am excited about working with the DHPI team in this venture marketing sports nutrition products that can help everyone do and feel their best."

      As a State of Georgia, Hall of Famer, since 1985, Rayfield will also receive the Honor into the Texas Hall of Fame, February 9, 2005.

      Johnny Shannon, Chairman and CEO for Desert Health says, "Desert Health is proud to have this opportunity to be on the team with Rayfield Wright in developing and marketing this exceptional line of products. His philosophy of teamwork and pulling together towards common goals is very exciting."

      In the first quarter of 2005, we will introduce to our international and domestic market our new anti-aging cream. Dr. Gene Conte, nationally known dermatologist, has done extensive studies on the product with good acceptance. This product was developed for us by Dr. Shelley Friedman and Dr. Gene Conte.

      During the last 15 months we have worked aggressively to bring in the first bulk shipment of the burn and scald product. This product will be packed in 30 ml units and 150 ml units. It is anticipated that this product will be brought to market under the Desert Health label in 2005 and will also be private labeled.

      In December 2004 we will be going to the market with our pharmaceutical grade omega three product. It is packaged 180 capsules per bottle.

      Websites for Royal Products, Inc., www.royalproducts.net and for Desert Health www.deserthealth.com have been updated..

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of September 30, 2004, Johnny Shannon, our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15 (e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Michael Medina and Marti Medina filed a complaint in Maricopa County Superior Court of the State of Arizona against the company June 14, 2004, alleging non-payment of a loan in the amount of $25,000, and seeking payment of principle and interest. They have been awarded a judgment against Desert Health in the amount of $29,180.10. Desert Health is arranging payment for this judgment.

      Please see our Quarterly Reports filed on Form 10QSB for the periods ended March 31, 2004 and June 30, 2004, and our Annual Report filed on Form 10KSB for the year ended December 31, 2003, for discussion of pending legal proceedings.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004 the following shares of common and preferred stock were issued:

Preferred stock issued for cash received in August 2001 @
$.50 per share for a total of $100,000 (1)                     200,000 shares     $100,000

Common stock issued for cash received in July 2003 @ $.50
per share for a total of $200,000 (1)                          400,000 shares      200,000

Common stock issued for services and fees                      170,000 shares       66,000

Common stock issued as
 loan inducement fees                                           65,000 shares       19,500

Common stock issued as contribution                             25,000 shares        7,500

      (1)   Proceeds from sale of stock used for general corporate purposes.

      All preferred and common shares issued during the three months ended September 30, 2004, were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

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

                  32.1. Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

                  32.2. Certification of Chief Financial Officer pursuant to 18
                        U.S.D. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

            *     This exhibit shall not be deemed "filed" for purposes of
                  section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)


By: /s/ Johnny Shannon                          December 6, 2004
    -------------------
    Johnny Shannon,
    President


By: /s/ Johnny Shannon                          December 6, 2004
    -------------------

    Johnny Shannon,
    Chief Financial Officer