Form 10KSB
period 2004-12-31
DESERT HEALTH PRODUCTS INC
filed 2005-04-26
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

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

     For the fiscal year ended December 31, 2004, the Registrant's revenues were approximately $230,580. As of April 15, 2005, the aggregate market value of
 Registrant's voting stock held by non-affiliates was approximately $2,684,872.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15,
                          2005 was 15,463,821 shares.

                    Documents incorporated by reference: None
          Transitional Small Business Disclosure Format Yes |_| No |X|

                          DESERT HEALTH PRODUCTS, INC.
                           FOR THE FISCAL PERIOD ENDED
                                December 31, 2004

                                 Index to Report
                                 On Form 10-KSB

PART I                                                                      Page

Item 1.  Description of Business                                             3
Item 2.  Description of Properties                                          11
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a Vote of Security Holders                12

PART II

Item 5.  Market for Registrant's Common Equity and                          12
           Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation          14

Item 7.  Financial Statements                                               19
Item 8.  Changes in and Disagreements with Accountants on Accounting and    19
           Financial Disclosure
Item 8A. Controls and Procedures                                            19

PART III

Item 9.  Directors, Executive Officers, Promoters and Exchange Persons;
           Compliance with Section 16(a) of the Exchange Act                20
Item 10. Executive Compensation                                             22
Item 11. Security Ownership of Certain Beneficial Owners                    23
           And Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions                     24

Item 13. Exhibits                                                           24

Item 14. Principal Accountant Fees and Services                             26

Signatures                                                                  27

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

      In this form 10-KSB references to "Desert Health", "the Company", "we", "us", and "our" refer to Desert Health Products, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      Desert Health Products, Inc., an Arizona corporation, was formed in 1991. Desert Health is engaged in the packaging, sale and distribution of branded and store brand (private label) vitamins, nutritional supplements, skin care and animal care products. Desert Health has focused its marketing and registration efforts primarily in the foreign marketplace. This is a very time consuming and expensive project, but the nutraceutical and nutritional supplement market is growing at a faster pace internationally than in the domestic market. One of the many rewards of having customers in the international market is that once the registrations are in place, the customer becomes a partner in developing that market in the long-term.

      However, now that the international market is somewhat established and starting to grow, the Company is starting to develop a customer base in the United States and Canada specializing, at present, with companies that have existing markets and sales forces. In October 2002, the Company acquired Royal Products, Inc., a company specializing in network marketing of nutritional supplements and skin care products in the US. This company purchases all its products from Desert Health.

      Desert Health markets over 300 products, which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Pet Care Products, and Water Purification Products, with varying potency levels in tablets and chewable and gelatin encapsulated capsules ("soft gels"). The Company has traditionally outsourced its raw materials manufacturing.

      On January 26, 2000, pursuant to an Acquisition Agreement and Plan of Merger entered into by and between Desert Health and Intercontinental Capital Fund, Inc., (Intercontinental) a Nevada corporation, (a company subject to the reporting requirements of the Securities and Exchange Act of 1934) all of the outstanding shares of common stock of Intercontinental were exchanged for 400,000 shares of common stock of Desert Health, in a transaction in which Desert Health was the successor and took on the reporting requirements of Intercontinental Capital Fund, Inc.

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

o FemAid Products Support Systems - FemAid is a comprehensive nutritional program formulated for women of all ages, but especially for women suffering from pre-menstrual syndrome (PMS), perimenopause and menopause. Today, a growing number of women are asking for more natural products and approaches whenever possible. Although there is not a lack of products available, there is a lack of guidance and support in terms of how much, when, and in what combinations supplements should be taken in order to be truly beneficial.

      The FemAid line provides guidance for the consumer by recommending a distinct combination of natural products for each hormonal phase. The FemAid line is a combination of nutritional supplements, phyto (plant) hormones and herbs to help women maintain optimal health and alleviate uncomfortable symptoms resulting from hormonal and nutritional imbalance.

o Ayurvedic Products - For over 5000 years a health system referred to as ` Ayurveda', meaning `the science of life' has been practiced in India. This system of natural medicine uses a holistic approach to healing using specialized herbal formulas to balance the body. Our Ayurvedic herbal formulas blend the traditional ancient wisdom with the finest current scientific research and manufacturing methods.

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

o Burn and Scald Relief - This product was formulated under the guidance of traditional Chinese and Western medicine. It is made from all natural Chinese herbs and is patented in China. Burn and Scald Relief is for external use only. Desert Health's Burn and Scald Relief is one of many pearls in Chinese Medicine. It resolves the complexity of problems that occur when treating burns and scalds in the traditional way. It also gives birth to the new era of treating all kinds of burns and scalds without pain, festering, infection and scarring. The treatment has an immediate effect and the healing time is drastically reduced.

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

New Products

o Anti-Aging - A complete line of anti-aging products developed by nationally known dermatologists exclusively for Desert Health, are packaged and ready for market. The product line, labeled with our nationally registered name and logo LaVraie(TM) (The Truth), includes the following products:

                  >>    LaVraie Night-Time Treatment Cream

                  >>    LaVraie Treatment Cleanser

                  >>    LaVraie Treatment Under Makeup Cream

                  >>    LaVraie Treatment Toner

                  >>    LaVaie Two-Phase Treatment Mask and Lift

o     SPF 30 Plus - an aloe vera based sun screen product.

o Pregnenalone - Pregnenalone has been shown to act quickly and profoundly to restore balance to the basic stress chemistry of the body. It may be the most potent and quick acting brain nutrient. Pregnenalone has been found to strengthen the myelin sheath membranes that are vital to the healthy functioning of our brains and nervous systems.

o DHEA - Dehydroepiandrosterone or DHEA as it is more commonly called, is the most abundant steroid in the bloodstream and is present at even higher levels in brain tissue. Supplemental DHEA has been shown to have anti-aging and anti-obesity influences.

o Pain Management - The addition of the Celadrin based new Pain and Joint Support products have launched us into new markets. Some pharmaceutical medications have recently been removed from the market by the Federal Drug Administration because of costly and dangerous side effects such as strokes and increased heart attacks. Over 70 million people suffer from arthritic conditions. Joint function and mobility challenges are a growing segment of musculo-skeletal health challenges and are estimated to cost $250 billion dollars in the U.S. alone. Thus, there is a growing lucrative market for non-pharmaceutical products.

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

      Desert Health's office in Beijing, China, is located at B1501 Room, CaiZhi International Plaza, No. 18 East Street, Zhongguancun, Haidian District, and the Chief Agent is Ms. Zhong jianjian. We have an experienced staff who aggressively promoting our products to many areas of the huge Chinese market. At the present time our products are either being tested or registered in Beijing, Shanghai and Guangzhou China.

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

International Market

      According to the Nutrition Business Journal, the global nutrition industry exceeds $150 billion per year. Studies also show that the European population is increasingly health conscious. People are taking more responsibility for their physical welfare. The growth in information concerning health, particularly on the Internet, has led to explosive growth in the consumption of so-called self-medication products. Other trends contributing to the growth in this market include increased availability of vitamins and nutritional supplements, increasing disposable income and a tendency for consumers to buy products under the motto "prevention is better than a cure."

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

      In Asia, the United States is an important player. Based on trade statistics, health supplement imports from the United States showed a steady growth. The marketplace is generally very receptive to American products. While the market is highly competitive and indeed saturated, best prospects are those supplements that are innovative with scientifically proven benefits, focused on preventive care. Natural, holistic (i.e. wellness-focused), enzymatic formulae, anti-oxidants, bone-mineral enhancement formulae, brain-foods, vanity-related and those that provide a quick "pick-me-up" for sports enthusiasts are increasing in popularity. "Nutraceuticals," a recently coined term that refers to natural and herbal remedies that are manufactured and packaged in capsule form, are fast gaining acceptance. Multi-vitamins and vitamin C supplements are traditionally popular with the mass market.

      Market expansion is estimated to be between three percent and five percent annually as more Asians include supplements in their diet, with a view to overall health improvement.

Source and Availability of Raw Materials

      Desert Health constantly searches worldwide with the help of its advisors for the finest quality raw materials in order to guarantee that we continue to provide the most active finished product to our customers.

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

Major Customers

      For the years ended December 31, 2004 and 2003, a significant volume of sales was concentrated with three customers. These accounted for approximately 76% of sales during 2004. In 2003 these customers accounted for 60% of sales. If these customers, or any of the Company's other major customers substantially reduce their volume of purchases from Desert Health, results of operations could be materially adversely affected.

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

International Sales

      Sales of our products outside of North America represented approximately 63% and 62% in fiscal 2004 and 2003, respectively. The Company expects that international sales will continue to represent a significant portion of its sales. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical ingredients, currency exchange fluctuations, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international distributors and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

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

Trademarks

      Desert Health owns or has applied for trademarks registered with the United States Patent and Trademark Office. Additionally, we have registered the Desert Health trade name and logo as Class 5 in the following countries:
Austria, Republic of China. Denmark, Argentina, Brazil, Canada, Egypt, France, Germany, Hong Kong, Indonesia, Italy, Malaysia, China, Mexico, Norway, Spain, Sweden, Taiwan, Britain, Japan, United Arab Emirates and Northern Ireland. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks. Desert Health believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. Desert Health vigorously protects its trademarks against infringement.

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

      Desert Health believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived `fad' items, we are able to anticipate significant consumer demand for certain types of products. We develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of funds by us for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulations and packaging.

Product Liability/Insurance

      Desert Health, as a distributor of products that are ingested, faces an inherent risk of exposure to product liability claims. Accordingly, we require each of our suppliers to carry product liability insurance covering each of our products. While management believes that this insurance coverage is adequate, there can be no assurance that any judgment against us will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on us.

Employees

      As of December 31, 2004, we had four full time employees at our headquarters in Scottsdale, Arizona, USA and an additional two employees in our offices in Beijing, China. None of our employees are subject to any collective bargaining agreements. Consultants are utilized as needed in marketing and sales. Commissioned personnel include persons we may hire from time to time in sales and marketing.

      Our proposed personnel structure can be divided into three broad categories: (1) management and professional, (2) administrative, and (3) project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and workload demands.

      We are dependent upon the services of Johnny Shannon, Chairman and President of the Company. Mr. Shannon currently has an Employment Agreement with us, which will expire January 1, 2006. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Shannon or our inability to attract and retain other qualified employees could have a material adverse effect on us.

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

ITEM 2. DESCRIPTION OF PROPERTIES

      Our main offices are located at 8221 East Evans Road, Scottsdale, Arizona, USA, and our telephone number is 480.951.1941, Fax Number: 480.661.7163. E-mail address: info@deserthealth.com. The facility is a leased 11,000 square foot building. These headquarters are adequate for marketing efforts domestically and internationally. We anticipate the need for additional space in the future, but anticipate no difficulty in obtaining such space in the immediate vicinity at favorable rates. We pay rent at the rate of $9,403 per month. All property is in good repair.

      The Company has an office in Beijing, China and pays rent of approximately $1,500 per month on a month-to-month basis.

      The Company's website address is www.dhpi.com

ITEM 3. LEGAL PROCEEDINGS

      On March 5, 2003, we instituted suit in the Arizona Superior Court, Maricopa County, Arizona, against a Phoenix based marketer of health care products, seeking unspecified damages for fraud and negligent misrepresentation, arising from a product licensing and marketing agreement. The parties have exchanged forms of Settlement Agreement. Settlement as contemplated will result in relief of approximately $50,000 in obligations of Desert Health to a third party, a cash payment of $10,000 to Desert Health, and the execution of a mutual general release.

      Nicholas M. Simak and NMS Solutions Group, Inc., filed a complaint in Maricopa County Superior Court of the State of Arizona against the Company on May 11, 2004, alleging non-payment of various loans. We have demanded return of all intellectual property, which includes customer lists and contacts belonging to the Company. We have set forth a counter claim which we intend to vigorously pursue. We were named in a suit filed June 2, 2002, in the Maricopa County Superior Court in the State of Arizona by a plaintiff claiming to hold an assignment of a note in the amount of $50,000 from this same plaintiff. The Company's position is that the note was paid in full prior to the alleged assignment and intends to vigorously defend our position. These two cases have been consolidated into a single case.

      Michael and Marti Medina filed a complaint in Maricopa County Superior Court of the State of Arizona against the Company June 14, 2004, alleging non-payment of a loan in the amount of $25,000, and seeking payment of principal and interest. They have been awarded a judgment against the Company in the amount of $29,180. We are arranging payment for this judgment.

      February 23, 2005, a complaint was filed against the Company in Maricopa County Superior Court in the State of Arizona by Kathleen Corum Trust No. 1 for rent payments in the aggregate amount of $12,224 plus late fees. A settlement agreement has been reached.

      February 22, 2005, the Company filed suit in the Maricopa County Superior Court of the State of Arizona against ParTrusT "Beheer" B.V., a foreign business entity, for Breach of Contract, Breach of Covenant, based on a three year loan agreement for $500,000, of which only $225,000 has been funded.

      February 19, 2004, a complaint was filed against the Company in Maricopa County Superior Court in the state of Arizona by Pamela Peterson alleging non-payment of a loan in the amount of $50,000 and seeking payment of principal and interest. On June 1, 2004, Ms. Peterson was awarded a judgment against the Company in the amount of $60,000 together with interest at the rate of 10% per annum. A settlement agreement as contemplated will result in relief of the amount of the judgment whereby a third party will assume full responsibility for the debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2004.

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

                                                               High         Low
                                                               ----         ---
2003
Quarter Ended March 31                                         0.55         0.25
Quarter Ended June 30                                          0.62         0.15
Quarter Ended September 30                                     0.65         0.40
Quarter Ended December 31                                      0.65         0.35

2004
Quarter ended March 31                                         0.92         0.61
Quarter ended June 30                                          0.78         0.42
Quarter Ended September 30                                     0.48         0.20
Quarter Ended December 31                                      0.47         0.20

      As of December 31, 2004, we had 15,663,821 shares outstanding held by approximately 392 stockholders of record.

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

Sales of unregistered securities in 2004 are as follows:

      January 26, 2004, an aggregate number of 1,430,000 shares of Preferred Stock subscribed to in 2003, valued at $1.00 per share, were issued to an individual, who is a sophisticated investor, and three entities for consideration received. All have prior relationships with the Company.

      February 2, 2004, 50,000 shares Rule 144 common stock, valued at $0.78 per share were issued to an individual for consulting services.

      February 2, 2004, 50,000 shares Rule 144 common stock, valued at $0.78 per share, were issued to a sophisticated investor as a loan inducement.

      February 25, 2004, an aggregate number of 185,000 shares Rule 144 common stock, valued at an average price of $1.00 per share were issued to eight sophisticated investors for cash and other consideration.

      March 1, 2004, pursuant to agreements, a warrant was issued to an institutional investor with a prior relationship with us, authorizing the purchase of 150,000 shares Rule 144 common stock at an exercise price of $.50 cents per share and expiring on March 1, 2005. The warrants were exercisable upon issuance.

      March 1, 2004, pursuant to agreements, a warrant was issued to an institutional investor with a prior relationship with us, authorizing the purchase of 150,000 shares Rule 144 common stock at an exercise price of $1.00 per share and expiring March 1, 2006. The warrants were exercisable upon issuance.

      March 1, 2004, 130,625 shares Preferred stock valued at $0.95 per share, were issued to an institutional investor with a prior relationship with us, as agreed per contract dated June 16, 2003, to pay interest for third and fourth quarters 2003, and through first quarter 2004.

      March 2, 2004, 200,000 shares Rule 144 common stock with a value of $0.99 per share, were authorized to be issued as a loan inducement to a sophisticated investor with a prior relationship with us.

      March 2, 2004, 25,000 shares Rule 144 common stock with a value of $0.99 per share, were authorized to be issued to an individual as payment for consulting services.

      April 9, 2004, an aggregate number of 265,000 shares Rule 144 common stock, valued at $1.00 per share, were issued to nine sophisticated investors for cash and other consideration.

      April 12, 2004, 50,000 shares Rule 144 common stock with a value of $0.90 per share were authorized to be issued to institutional entities as payment for a research report.

      July 8, 2004, 400,000 shares Rule 144 common stock subscribed in 2003, valued at $0.50 per share were issued to an institutional investor with a prior relationship with us.

      July 8, 2004, 200,000 shares Preferred stock subscribed in 2003, valued at $0.50 per share were issued to an institutional investor with a prior relationship with us.

      July 20, 2004, 100,000 shares Rule 144 common stock valued at $0.45 per share were issued to an institution for services.

      August 9, 2004, an aggregate number of 45,000 shares Rule 144 common stock valued at $0.30 per share were issued to five individuals as sales incentives.

      August 9, 2004, 25,000 shares Rule 144 common shares valued at $0.30 per share were issued to an institution for payment of clinical studies to be conducted.

      August 9, 2004, 25,000 shares Rule 144 common shares valued at $0.30 per share were issued to an institution as a contribution.

      August 9, 2004, an aggregate number of 65,000 shares Rule 144 common stock valued at $0.30 per share were issued to four individuals as loan inducements to sophisticated investors.

      October 19, 2004, an aggregate number of 750,000 shares Rule 144 common stock valued at $0.52 per share were issued as loan inducements to three institutional investors with prior relationships with the Company.

      November 2, 2004, 50,000 shares Rule 144 common stock with a value of $0.51 per share were issued to a sophisticated investor as a loan inducement.

      December 13, 2004, an aggregate number of 100,000 shares Rule 144 common stock, valued at $0.24 per share were issued for services rendered for a study on a weight loss product.

      During 2004, 110,000 shares Preferred stock held by three shareholders were converted to common stock : 90,000 shares in first quarter and 20,000 in fourth quarter.

The above transactions were exempt pursuant to Section 4(2) of the Securities
Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies Used in Financial Statements

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These policies include the carrying value of inventory, intangibles and goodwill, allowance for doubtful accounts, depreciable lives, revenue recognition, and the valuation of warrants and options using the Black-Scholes valuation model.

Overview

      Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. As a result of our deficiency in working capital at December 31, 2004, and other factors, our auditors have included a paragraph in their report stating those factors create an uncertainty regarding our ability to continue as a going concern.

Results of Operations

Comparison of years ended December 31, 2004 and 2003

      Revenues. Revenues for the year ended December 31, 2004 were $230,571, an increase of $37,481 or 19.4% increase from $193,090 for the year ended December 31, 2003. This increase is principally attributable to an increase in international sales.

      Gross Profit Margin. Gross profit was $79,359 or 34.4% for the year ended December 31, 2004, an increase of $93,482 from $[14,123] for the year ended December 31, 2003. This increase is due to an inventory impairment of $43,682 recorded in the year ended December 31, 2003, increased sales of bulk shipments to the foreign markets and lower packaging and distribution costs.

      Operating Expenses. Operating expenses for the year ended December 31, 2004 were $2,863,074 which was an increase of $873,963 from the $1,989,111 for the year ended December 31, 2003. This increase was primarily the result of the complete write-off of goodwill and intangibles in 2004. See Note A- "Summary of Significant Accounting Policies".

      Interest Expense. Interest expense for the year ended December 31, 2004, was $1,651,685, an increase of $1,298,341 or 367% from $353,344 for the year ended December 31, 2003. This increase is primarily the result of stock issuance costs for loan inducements, costs related to loans, and deferred financing costs.

      Net Loss. Net loss was $4,421,026 for the year ended December 31, 2004 as compared to net loss of $2,369,564 for the year ended December 31, 2003. This increase is primarily the result of the complete write-off of goodwill and intangibles to record the impairment of these assets in compliance with generally accepted accounting principles, increased interest expense and loan inducement fees.

Liquidity and Capital Resources

      For the year end December 31, 2004, we used cash from operating activities of $1,225,827 compared to $1,174,585 in 2003. The increase in cash used was primarily due to an increase in net loss offset, in part, by non-cash charges for impairment of intangibles and goodwill. Cash used by investing activities was $27,243 in 2004 compared to $12,510 in 2003. The increase was primarily due to purchase of intangibles. Cash provided by financing activities was $1,243,785 in 2004 compared to $1,143,000 in 2003. The increase was primarily due to increases in proceeds from notes payable and stock sales offset, in part, by a decrease in proceeds from stock subscribed.

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

      As indicated in our financial statements attached, our net revenue was not sufficient to meet our operating expenses for the year ended December 31, 2004. In addition, as of December 31, 2004, our current liabilities exceeded our current assets by $3,189,236. These factors create an uncertainty regarding our ability to continue as a going concern.

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

      Sales of private labeled products for Wright's Sports and Nutrition Inc., have been established. Rayfield Wright, President of Wright's Sports and Nutrition, was a star football player with the Dallas Cowboys, making five Super Bowl and six Pro Bowl appearances. He was a candidate for the National Professional Football Hall of Fame and has been inducted into the Ring of Honor with the Dallas Cowboys. This product line focuses primarily on professional athletes and aging baby boomers that associate themselves with professional athletes and have similar needs for supplements. The area of Minority Health has recently been a focal point. Mr. Wright is a prominent member of the Heroes of Football, an organization currently in alliance with the National Minority Health Month Foundation. Their objective is to build awareness and to disseminate information about the impact of chronic health disparities.

      EIC, Inc. (Engaged In Caring) , a Scottsdale, Arizona based company, has the exclusive rights to market its private label Skin Care Naturally Foot Care system to the Native American communities in the United States. This product was designed exclusively to treat the dry skin and other conditions often associated with diabetes. The epidemic of diabetes related complications is the primary focus of directing this skin care system to the Native American Diabetes treatment centers. Additionally, EIC has begun marketing this product to the spa industry. The Phoenician Resort in Scottsdale, Arizona is featuring this product in its spa as a therapeutic herbal treatment.

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

      Ms. Cavanagh is establishing private label customers and is developing signature lines for these clients. The ability to provide exclusive, specific information and product training has propelled private label customers to begin to set their sales and marketing strategies in place. We believe the development of private label customers will aid in sales growth.

      A fast growing segment of the over fifty billion dollar U.S. nutritional supplement market is being reached through the use of infomercials. Thus, we have entered into a joint venture to participate in this form of marketing with our new Celadrin Pain Management System, our Foot Care skin care system, and our doctor tested and approved anti-aging products. These items are also being offered to private label customers.

      During 2005, we are continuing to develop Royal Products, Inc., a wholly owned subsidiary, which promotes sales in the network marketing arena. Interest in this form of product sales is increasing as can be seen by the success of major network marketing companies such as Forever Living, Herbalife, Shaklee and others.

      There is increasing interest in our product lines from the international markets. We have orders from our Middle East and United Kingdom customers and have renewed the lease for the coming year at our office in Beijing, China, and we are also becoming more aggressive in the domestic market.

      Management believes the implementation of events as described above will bring liquidity and profitability to the Company in the coming year. We believe exclusive marketing rights to the new health products, and other products being negotiated for, will bring significant volume and profitability.

      We will increase the number of our employees, and expand our facilities where necessary to meet product development and completion deadlines. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next 12 months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available it may take either the form of debt, equity, or a combination thereof. A down turn in the capital market will substantially impact our ability to sell securities in planned amounts and in turn our ability to meet our capital requirements. In either case, the financing could have a negative impact on our financial condition and that of our shareholders.

      We do not have any off-balance sheet arrangements.

Impact of Inflation

      We believe inflation has not had a material impact on our results of operations. However, additional substantial increases in the cost of raw materials could adversely affect our operations in future periods.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Consolidated Financial Statements" and Consolidated Financial Statement schedules appearing on Page 24 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

Item 8. Controls and Procedures

      As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

         Name            Age    Title

Johnny Shannon           68     Chief Executive Officer, Chairman, President,
                                Director and Chief Financial Officer
Georgia Aadland          67     Secretary/Treasurer and Director
Lawrence G. Olson        63     Director
William T. Walker, Jr.   71     Director

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

There are no family relationships among our directors or executive officers.

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

      We have formally adopted a Code of Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is publicly available on our website at www.deserthealth.com

Compensation Committee Interlocks and Insider Participation

      The Board of Directors does not have a Compensation Committee. The Board of Directors oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

      General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2004, the Board of Directors reviewed and approved the compensation of our executive officers.

      Loans. In fiscal 2004, our Board of Directors granted no loans to any officers or directors of the Company.

      Overall Policy; Significant Factors. During fiscal 2004, our continued entrance into the international market, which brings with it all the normal capital requirements to sustain growth, influenced the compensation decisions made by the Board of Directors in respect to our executive officers. Therefore, certain stock compensation may be granted at times in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Desert Health executive officers and directors, and persons who beneficially own more than ten percent of Desert Health's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Desert Health with copies of all Section 16 (a) forms they file. Based upon a review of such copies of such forms furnished to Desert Health and written representations from Desert Health executive officers and directors, Desert Health believes that during fiscal 2004 all forms 3 and 4 were filed on a timely basis for Desert Health executive officers and directors. Forms 5 for Mr. Shannon and Ms. Aadland were not timely filed.

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

      We have Employment Agreements with Johnny Shannon and Georgia Aadland, both of which were extended to January 1, 2006, by approval of the Board of Directors. The Employment Agreements were filed as exhibits to our annual report on Form10-KSB for the year ended December 31, 2001.

                           Summary Compensation Table

                                                                                      Long Term Compensation

                                        Annual Compensation                    Awards                      Payouts

       (a)            (b)         (c)            (d)          (e)                (f)            (g)            (h)           (i)

      Name                                                                    Restricted     Securities
  and Principal                                           Other Annual          Stock        Underlying       LTIP        All other
    Position                    Salary          Bonus     Compensation         Award(s)     Options/SARs    Payouts     Compensation
                      Year        ($)            ($)          ($)                ($)            (#)            ($)           ($)
Johnny Shannon        2004                                  $228,273              0                 0              0              0
CEO,
Chairman,
President
and
Director
(1)                   2003           0              0       $125,736        200,000 shares          0              0              0
                      2002           0              0       $258,509              0                 0              0              0

Georgia Aadland       2004           0              0       $ 48,000              0                 0              0              0
Secretary/
Treasurer
and
Director              2003           0              0       $ 21,736        100,000 shares          0              0              0
                      2002           0              0       $ 44,300              0                 0              0              0

(1) On February 7, 2003, Mr. Shannon returned 425,000 shares of our stock to be held as treasury stock as repayment for a note receivable and accrued interest. See Note L "Related Party Transactions".

Compensation of Directors

      All directors will be reimbursed for expenses incurred in attending Board or committee meetings. Mr. Walker received $7,500 in 2004 and $10,000 in each of 2003, 2002 for consulting services.

Options, Grants and Exercises in 2004

      No executive officers were granted stock options or exercised options in 2004.

      Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

----------------------------------------------------------------------------------------------------------------
(a)                    (b)           (c)          (d)                                (e)
----------------------------------------------------------------------------------------------------------------
Name                   Shares        Value        Number of Securities Underlying    Value of Unexercised in the
                       Acquired      Realized     Unexercised Options/SARs at FY-    Money Options/SARs at
                       On                         End (#)                            FY-End ($)
                       Exercise
                       ($)           ($)          Exercisable/Unexercisable          Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------
Johnny Shannon         0             --           1,000,000(1)                       $ --(2)
----------------------------------------------------------------------------------------------------------------
Georgia Aadland        0             --             500,000(1)                       $ --(2)
----------------------------------------------------------------------------------------------------------------

(1).  All options are currently exercisable.

(2).  Amounts based on closing price of $0.18 per share as of December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of December 31, 2004, with respect to the beneficial ownership of common stock by (i) each person who to our knowledge beneficially owned or had the right to acquire more than 10% of the outstanding common stock, (ii) each of our directors and (iii) all our executive officers and directors as a group. As of December 31, 2004, we had 15,663,821 shares outstanding. Unless otherwise indicted, the address of each individual is C/O Desert Health Products, Inc., 8221 East Evans Road, Scottsdale Arizona 85260

Name of Beneficial Owner (1)                           Number       Percent
                                                       Of Shares    Of Class (2)

Johnny Shannon (3)                                     5,878,950    37.5
Georgia Aadland                                        1,005,400     6.4
Lawrence G. Olson                                        366,000     2.3
William T. Walker, Jr                                    150,000     1.0

All Directors & Officers as a Group (4 individuals)    7,400,350    47.2


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

                      Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------------
                                 Number of securities to            Weighted average              Number of securities
     Plan Category               be issued upon exercise            exercise price of           remaining available for
                                 of outstanding options,          outstanding options,              future issuance
                                   warrants and rights             warrants and rights
-----------------------------------------------------------------------------------------------------------------------
                                           (a)                             (b)                            (c)
-----------------------------------------------------------------------------------------------------------------------
  Equity compensation                     None                             N/A                            N/A
   plans approved by
    security holders
-----------------------------------------------------------------------------------------------------------------------
  Equity compensations                  1,500,000                         $0.25                           N/A
not approved by security
        holders
-----------------------------------------------------------------------------------------------------------------------
         Total                          1,500,000                         $0.25                           N/A
-----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 2004 an entity, of which the president of the Company is a trustee, loaned the company $86,352. Additionally, this entity received professional fees of $100,675 from the Company.

ITEM 13. EXHIBITS

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

2.         Exhibits

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

                        B. Amended Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)

(3)(ii)(2)        Bylaws

                              Bylaws of Desert Health Products, Inc.
                              (Incorporated by Reference)

(4)(2)            Instruments defining the rights of security holders:

                        (a) Articles of Incorporation for Desert Health Products, Inc. (Incorporated by (4)(I) Reference.)

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

                              7.    (4) Agreement regarding Dr. Harris's
                                    Original Diabetic Feet Formula (Incorporated by Reference)

                              8. (4) Employment Agreement between Desert Health Products, Inc. and Johnny Shannon (Incorporated by Reference)

                              9. (4) Employment Agreement between Desert Health Products, Inc. and Georgia Aadland (Incorporated by Reference)

                              10. (4) Employment Agreement between Desert Health Products, Inc. and Thor Lindvaag (Incorporated by Reference)

(11)              N/A

(13)              N/A

(15)              N/A

(16)              N/A

(17)              N/A

(18)              N/A

(19)              N/A

(20)              N/A

(21)              List of Subsidiaries

(22)              N/A

(23)              N/A

(24)              N/A

(25)              N/A

(26)              N/A

31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Item 601(b)31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.D.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed in a Form 8-K on March 15, 2000.

(2)   Filed in a Form 10-KSB on April 3, 2001.

(3)   Filed in a Form 8-K on October 31, 2000.

(4)   Filed in a Form 10-KSB March 29, 2002.

Item 14. PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

      The following table sets forth information regarding fees paid to our independent accountant during the last two fiscal years:

                                                      2004              2003
                                                      ----------------------
Audit Fees                                            $32,000           $31,816
Audit Related Fees                                    $27,000           $12,156
All Other Fees                                             -0-               -0-

The Board of Directors pre-approved all fees paid to our independent auditor.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.            DATED: April 15, 2005


By: /S/ Johnny Shannon
    ------------------------
          Johnny Shannon
          President

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

Signature                         Title                          Date


/S/ Johnny Shannon                Chief Executive Officer,       April 15, 2005
----------------------------      Chief Financial Officer and
Johnny Shannon                    President


/S/ Georgia Aadland               Secretary/Treasurer            April 15, 2005
----------------------------
Georgia Aadland


/S/ Lawrence Olson                Director                       April 15, 2005
----------------------------
Lawrence Olson


/S/ William T. Walker, Jr.        Director                       April 15, 2005
----------------------------
William T. Walker, Jr.

                          DESERT HEALTH PRODUCTS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                               For the years ended
                           December 31, 2004 and 2003

                                TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM                        F-1

FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                       F-2

      Consolidated Statements of Operations                             F-3

      Consolidated Statements of  Stockholders' Deficit                 F-4

      Consolidated Statements of Cash Flows                             F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6-F-21

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Desert Health Products, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Desert Health Products, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desert Health Products, Inc. and Subsidiary at December 31, 2004 and 2003 and the results of its operations, stockholders' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered substantial recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Semple & Cooper, LLP

Phoenix, Arizona
April 15, 2005

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                                     2004             2003
                                                                                 ------------     ------------
                                                    ASSETS
Current Assets
         Cash and cash equivalents                                               $      2,135     $     11,420
         Accounts receivable, net                                                         175           25,793
         Inventory, net                                                                75,141           99,770
         Prepaids                                                                       7,500               --
         Advances                                                                          --            1,010
                                                                                 ------------     ------------
                 Total Current Assets                                                  84,951          137,993
                                                                                 ------------     ------------

Property and Equipment, net                                                            64,410           79,779
                                                                                 ------------     ------------

Other Assets
         Deferred financing costs                                                     129,122          241,246
         Intangibles, net                                                                  --          756,822
         Goodwill, net                                                                     --          233,645
         Deposits and other                                                                --           21,326
                                                                                 ------------     ------------
                 Total Other Assets                                                   129,122        1,253,039
                                                                                 ------------     ------------

                 TOTAL ASSETS                                                    $    278,483     $  1,470,811
                                                                                 ============     ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
         Bank Overdraft                                                          $        809     $         --
         Accounts payable and accrued expenses                                        609,212          314,920
         Loan inducement fees payable                                                  11,340           11,340
         Deferred revenue                                                              26,000           60,750
         Interest payable                                                             417,246          212,718
         Dividends payable                                                            274,387          157,604
         Current portion of notes payable                                           1,935,193        1,422,506
                                                                                 ------------     ------------
                 Total Current Liabilities                                          3,274,187        2,179,838

Long Term Liabilities
         Shares subject to mandatory redemption                                     1,100,000        1,100,000
         Long term note payable, net of current portion                               225,000            7,000
                                                                                 ------------     ------------

                 TOTAL LIABILITIES                                                  4,599,187        3,286,838
                                                                                 ------------     ------------

Commitments and Contingencies

Stockholders' Deficit
         Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized and 3,359,125 and 1,708,500 shares issued and
         outstanding as of  December 31, 2004 and 2003, respectively                    3,360            1,708
         Common stock, $.001 par value, 25,000,000 shares authorized,
         15,663,821 and 13,163,821 issued; and 15,238,821 and
         12,738,821 outstanding as of December 31, 2004 and 2003, respectively         15,664           13,164
         Stock subscribed                                                             404,881        1,744,000
         Treasury stock, 425,000 shares at cost                                      (191,250)        (191,250)
         Additional paid in capital                                                 8,758,124        5,390,025
         Accumulated deficit                                                      (13,311,483)      (8,773,674)
                                                                                 ------------     ------------

                 TOTAL STOCKHOLDERS' DEFICIT                                       (4,320,704)      (1,816,027)
                                                                                 ------------     ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    278,483     $  1,470,811
                                                                                 ============     ============

         See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                                      2004             2003
                                                  ------------     ------------

Revenues, net                                     $    230,571     $    193,090
                                                  ------------     ------------

Cost of Revenues
     Merchandise                                       151,212          163,531
     Impairment of inventory                                --           43,682
                                                  ------------     ------------
                                                       151,212          207,213
                                                  ------------     ------------

     Gross Profit (Loss)                                79,359          (14,123)
                                                  ------------     ------------

Operating Expenses
     General and administrative                      1,849,421        1,689,111
     Impairment of intangibles                         780,008          300,000
     Impairment of goodwill                            233,645               --
                                                  ------------     ------------
          Total operating expenses                   2,863,074        1,989,111
                                                  ------------     ------------

     Net Loss From Operations                       (2,783,715)      (2,003,234)
                                                  ------------     ------------

Other Income (Expense)
     Interest expense                               (1,651,685)        (353,344)
     Other expense                                          --          (13,129)
     Other income                                       14,374               --
     Interest income                                        --              161
                                                  ------------     ------------
                                                    (1,637,311)        (366,312)
                                                  ------------     ------------

     Net Loss                                       (4,421,026)      (2,369,546)

Preferred Stock Dividends                              116,783          125,398
                                                  ------------     ------------

Net Loss Available to Common Stockholders         $ (4,537,809)    $ (2,494,944)
                                                  ============     ============

Basic and Diluted Earnings Per Share              $      (0.32)    $      (0.20)
                                                  ============     ============

Weighted Average Common Shares Outstanding -
     Basic and Diluted                              13,986,876       12,494,820
                                                  ============     ============

         See accompanying notes to the consolidated financial statements

                           DESERT HEALTH PRODUCTS, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                             Convertible Preferred Stock              Common Stock
                                            -----------------------------     ----------------------------

                                               Shares         Par Value          Shares        Par Value
                                            ------------     ------------     ------------    ------------
Balances, December 31, 2002                    1,708,500     $      1,708       12,113,821    $     12,114

Shares issued in 2003 for:
            Services and fees                         --               --          700,000             700
            Debt conversions                          --               --          350,000             350
            Repayment of note receivable              --               --               --              --
            Stock subscribed                          --               --               --              --
Dividends                                             --               --               --              --
Net loss for the year ended
  December 31, 2003                                   --               --               --              --
                                            ------------     ------------     ------------    ------------
Balances, December 31, 2003                    1,708,500            1,708       13,163,821          13,164

 Shares issued in 2004 for:
             Interest payment                    130,625              131               --              --
             Stock conversion                   (110,000)            (110)         110,000             110
             Stock subscribed                  1,630,000            1,631          665,000             665
             Loan inducement                          --               --          800,000             800
             Services and fees                        --               --          740,000             740
             Cash                                     --               --          185,000             185
 Warrants issued                                      --               --               --              --
Dividends                                             --               --               --              --
 Net loss for the year ended
    December 31, 2004                                 --               --               --              --
                                            ------------     ------------     ------------    ------------
 Balances, December 31, 2004                   3,359,125     $      3,360       15,663,821    $     15,664
                                            ============     ============     ============    ============

                                                   Treasury Stock
                                            ----------------------------      Additional
                                                                                paid-in
                                               Shares           Cost            Capital
                                            ------------    ------------     ------------
Balances, December 31, 2002                           --    $         --     $  4,801,076

Shares issued in 2003 for:
            Services and fees                         --              --          318,300
            Debt conversions                          --              --          270,649
            Repayment of note receivable         425,000        (191,250)              --
            Stock subscribed                          --              --               --
Dividends                                             --              --               --
Net loss for the year ended
  December 31, 2003                                   --              --               --
                                            ------------    ------------     ------------
Balances, December 31, 2003                      425,000        (191,250)       5,390,025

 Shares issued in 2004 for:
             Interest payment                         --              --          123,962
             Stock conversion                         --              --               --
             Stock subscribed                         --              --        1,995,704
             Loan inducement                          --              --          414,700
             Services and fees                        --              --          466,260
             Cash                                     --              --          184,815
 Warrants issued                                      --              --          182,658
Dividends                                             --              --               --
 Net loss for the year ended
    December 31, 2004                                 --              --               --
                                            ------------    ------------     ------------
 Balances, December 31, 2004                     425,000    $   (191,250)    $  8,758,124
                                            ============    ============     ============

                                               Stock          Accumulated     Total Equity
                                             Subscribed         Deficit         (Deficit)
                                            ------------     ------------     ------------
Balances, December 31, 2002                 $  1,466,000     $ (6,278,730)     $     2,168

Shares issued in 2003 for:
            Services and fees                         --               --          319,000
            Debt conversions                          --               --          270,999
            Repayment of note receivable              --               --         (191,250)
            Stock subscribed                     278,000               --          278,000
Dividends                                             --         (125,398)        (125,398)
Net loss for the year ended
  December 31, 2003                                   --       (2,369,546)      (2,369,546)
                                            ------------     ------------     ------------
Balances, December 31, 2003                    1,744,000       (8,773,674)      (1,816,027)

 Shares issued in 2004 for:
             Interest payment                         --               --          124,093
             Stock conversion                         --               --               --
             Stock subscribed                 (1,453,219)              --          544,781
             Loan inducement                     114,100               --          529,600
             Services and fees                        --               --          467,000
             Cash                                     --               --          185,000
 Warrants issued                                      --               --          182,658
Dividends                                             --         (116,783)        (116,783)
 Net loss for the year ended
    December 31, 2004                                 --       (4,421,026)      (4,421,026)
                                            ------------     ------------     ------------
 Balances, December 31, 2004                $    404,881     $(13,311,483)    $ (4,320,704)
                                            ============     ============     ============

         See accompanying notes to the consolidated financial statements

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                                   2004            2003
                                                                               -----------     -----------
Cash Flows from Operating Activities
        Net loss                                                               $(4,421,026)    $(2,369,546)
        Adjustments to reconcile change in loss from operations to net cash used by operating activities:
               Depreciation                                                         19,426          18,912
               Impairment of intangibles and goodwill                            1,013,653         300,000
               Impairment of inventory                                                  --          43,682
               Reserve for inventory                                                43,000              --
               Compensation                                                             --          94,613
               Loan inducement fees, financing costs, discount amortization      1,041,875         118,667
               Stock issued for compensation                                            --         294,750
               Stock issued for interest                                           124,093              --
               Stock issued for services and fees                                  467,000          24,250
               Bad debt expense                                                     15,568          10,488
               Relinquishment of debt                                               21,139         (44,729)
        (Increase) decrease in operating assets:
               Accounts receivable                                                  10,050         (19,321)
               Inventory                                                           (18,372)         35,591
               Advances                                                              1,010           1,490
               Prepaid expense                                                      (7,500)         25,000
               Deposits                                                             21,326          (5,480)
        Increase (decrease) in operating liabilities:
               Accounts payable                                                    273,153         152,057
               Deferred revenue                                                    (34,750)          4,750
               Interest payable                                                    204,528         140,241
                                                                               -----------     -----------

                    Net Cash Used by Operating Activities                       (1,225,827)     (1,174,585)
                                                                               -----------     -----------
Cash Flows from Investing Activities
        Purchase of furniture and equipment                                         (4,057)        (11,010)
        Purchase of intangibles                                                    (23,186)         (1,500)
                                                                               -----------     -----------

               Net Cash Used by Investing Activities                               (27,243)        (12,510)
                                                                               -----------     -----------

Cash Flows from Financing Activities
        Proceeds from notes payable                                                737,742         636,000
        Bank overdraft                                                                 809              --
        Payments on notes payable                                                  (48,267)       (102,000)
        Proceeds from sale of stock                                                439,001              --
        Proceeds from stock subscribed                                             114,500         609,000
                                                                               -----------     -----------

               Net Cash Provided by Financing Activities                         1,243,785       1,143,000
                                                                               -----------     -----------

               Net Decrease in Cash and Cash Equivalents                            (9,285)        (44,095)

Beginning Cash and Cash Equivalents                                                 11,420          55,515
                                                                               -----------     -----------

Ending Cash and Cash Equivalents                                               $     2,135     $    11,420
                                                                               ===========     ===========

Non-cash financing and investing transactions:
        Conversion of notes receivable to treasury stock                       $        --     $   208,917
        Impairment of intangibles and goodwill                                 $ 1,013,653     $   230,000
        Loan inducement fees, financing costs, discount amortization           $ 1,042,875     $   280,764
        Conversion of notes payable to preferred stock,
               accrued interest and stock subscribed                           $        --     $   965,339
        Stock issued for interest                                              $   124,093     $        --
        Stock issued for compensation and services                             $   467,000     $   319,000
        Debt Relinquishment                                                    $    21,139     $    17,898
Cash paid during the year for:
        Interest                                                               $    19,583     $    66,386
        Income taxes                                                           $        --     $        --

         See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Desert Health Products, Inc. and the Subsidiary (collectively "the Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Operations

Desert Health Products, Inc was incorporated in the State of Arizona on July 21, 1991 to provide innovative nutraceutical and health solutions to the global marketplace. The Company has a commitment to purity, quality, research, information and support. Desert Health Products, Inc. has global distribution capabilities and offers a choice of turnkey or customized private label options. This, combined with professionally derived formulations, enables the Company to offer products to fill any market niche. On October 31, 2002 the Company acquired all of the outstanding capital stock of Royal Products, Inc (f.k.a. JonDar Corp.), a Nevada corporation incorporated in 1991. Royal Product Inc.'s principal business activity is to provide network marketing. They purchase all of their products from Desert Health Products, Inc.

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Products, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain balances as of and for the year ended December 31, 2003 have been reclassified in the accompanying financial statements to conform to the current year presentation. These classifications had no effect on previously reported net income or stockholders' equity.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventory consists primarily of health food supplements and vitamin products and is stated at the lower of cost (first-in, first-out) or market value. At December 31, 2004 and 2003, the Company had an allowance for potentially obsolete inventory in the amounts of $43,000 and $0 respectively.

The Company's inventory was written down to estimated net realizable value at December 31, 2003. The cost of revenues for the year ended December 31, 2003 includes a charge of $43,682 which represents the cost over net realizable value.

At December 31, 2004, all of the Company's inventory was pledged as collateral for a note payable.

Deferred Revenue

Payments received from product sales that have not been shipped to the customer are recorded as deferred revenue.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Shipping and Handling Costs

Operating  expenses  include  $17,573 and $26,253 in shipping  costs,  which are
expensed  as  incurred  for  the  years  ended   December  31,  2004  and  2003,
respectively.

Property and Equipment, net

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Intangible Assets, net

Fair value of each intangible and goodwill was determined by calculating the net present value of management's estimate of future cash flows expected to be generated by the intangible or goodwill over the next three years. In 2004 an impairment loss to goodwill and intangibles was recorded in the amounts of $233,645 and $780,008 in the second quarter of 2004, respectively.

The Company's impairment loss for the year ended December 31, 2003 in the amount of $530,000 was to record impairment on an exclusive marketing rights agreement with a Canadian based entity to market the Company's Dr. Harris's Original Diabetic Feet product. This intangible was deemed to have no value as the Canadian entity breached the contract and the Company is currently in litigation to recover their losses. Three hundred thousand dollars of the $530,000 impairment is reported as operating expenses on the consolidated statements of operations and the balance of $230,000 was charged off against stock subscribed.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". No new stock options were issued in 2004 or 2003.

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

Significant estimates are used when accounting for the allowance for doubtful accounts, depreciation, carrying value of inventory, goodwill and intangibles, accruals, taxes, contingencies and valuation of warrants using the Black-Scholes valuation model, which are discussed in the respective notes to the financial statements.

Revenue and Cost Recognition

Revenues are recognized when earned, and expenses are recognized when incurred. The Company generally recognizes revenue upon shipment of its products in accordance with the terms and conditions of orders placed with the Company by its customers.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs for the years ended December 31, 2004 and 2003 were $8,070 and $6,595, respectively.

Accounts Receivable, net

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected. As of December 31, 2004 and 2003, an allowance of $40,971 and $25,403, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2004 and 2003, the Company recorded $15,568 and $10,488, respectively, in bad debt expense.

Fair Value of Financial Instruments

The Company has cash and cash equivalents, accounts receivable, accrued liabilities and short-term borrowings for which the carrying value approximates fair value due to the short-term nature of these instruments.

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

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Loss Per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of loss per common share for the years ended December 31,

                                                                       2004             2003
                                                                   ------------     ------------
Net loss available to common shareholders                          $ (4,537,809)    $ (2,494,944)
Weighted average number of common shares assuming no dilution        13,986,876       12,494,820
Weighted average number of common shares assuming full dilution      13,986,876       12,494,820
                                                                   ------------     ------------
Basic loss per common share                                        $      (0.32)    $      (0.20)
                                                                   ============     ============
Diluted loss per common share                                      $      (0.32)    $      (0.20)
                                                                   ============     ============

The impact of outstanding stock options, warrants, convertible preferred stock, and common stock pledged as collateral for debt has not been included in the computation of diluted loss per common share as it would be anti-dilutive (reduces the loss per share). The number of potential dilutive shares of common stock at December 31, 2004, would have been an estimated 12.8 million. At March 31, 2005, the number of potential dilutive shares of common stock would have been an estimated 9.5 million (unaudited).

NOTE B - NEW PRONOUNCEMENTS

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

In December 2004 FASB issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company's equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - NEW PRONOUNCEMENTS (CONT'D)

compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No.123R, the Company will be required to measure compensation expense over the stock options' vesting period based on the stock options' fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has not determined which model it will use to calculate the fair value of its options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies SFAS No. 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which method of application will be used and has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

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

NOTE C - GOING CONCERN AND MANAGEMENT'S PLAN

As indicated in the accompanying consolidated financial statements, the Company's gross revenue is not sufficient to meet its operating expenses for the year ended December 31, 2004. Additionally, as of that date the Company's current liabilities exceeded its current assets by $3,189,236. Those factors create an uncertainty regarding the Company's ability

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to continue as a going concern. Management of the Company has developed the following plan to reduce its liabilities and increase its gross revenues.

NOTE C - GOING CONCERN AND MANAGEMENT'S PLAN (CONT'D)

We are continuing to position ourselves in the North American markets. We believe that trademark and logo registrations under Class 5 filed in Mexico and Canada will contribute to the presence of our products in the network marketing, private label and branded label markets. Over the next twelve months we intend to increase our revenues through the strong support from our international and domestic clients and registrations in various countries around the world are continuing to be approved.

Sales of private labeled products for Wright's Sports and Nutrition, Inc., have been established. Rayfield Wright, president of Wright's Sports and Nutrition, was a star football player with the Dallas Cowboys, making five Super Bowls and six Pro Bowl appearances. He was a candidate for the National Professional Football Hall of Fame and has been inducted into the Ring of Honor with the Dallas Cowboys.

Wright's product line focuses primarily on the market to professional athletes and the aging baby boomers who recognize the increasing need to be proactive in caring for their health. They recognize the need for nutrients in the form of vitamins, minerals, enzymes, water, amino acids and phytonutrients and that if we deprive our bodies of essential nutrients we impair normal functions. The area of Minority Health has recently been a focal point. Mr. Wright is a prominent member of the Heroes of Football, an organization currently in alliance with the National Minority Health Month Foundation. Their objective is to build awareness and to disseminate information about the impact of chronic health disparities.

A Scottsdale, Arizona based company has exclusive rights from us to market private label products to the Native American communities in the United States. They are focusing on products designed exclusively to treat the dry skin and other conditions associated with diabetes. Additionally, this company has begun sales of these private labeled products to the spa industry and have placed product with the spa in the world renowned Phoenician Resort in Scottsdale, Arizona.

Joanne Cavanagh, H.N.T., A.H.G., National Director of Sales, has certifications in the fields of Nutrition, Supplements, Stress Management, Nutrition Therapies, Weight Management and Western Herbalism. Ms. Cavanagh provides support in special formulations, education and information for our clients. We believe this ability to provide information and support to both the wholesale and retail sectors will increase our penetration into numerous markets.

A fast growing segment of the over Fifty Billion Dollar United States nutritional supplement market is being reached through the use of infomercials. Thus, we have entered into a joint venture to participate in this form of marketing with three infomercials on the following products: (1) Celadrin Pain Management System, (2) Desert Health's Foot Care - a skin care system, and (3) our doctor tested and approved anti-aging product line. The infomercials will be prepared and aired during 2005.

During 2005, we are continuing to develop Royal Products, Inc., a wholly owned subsidiary. Royal is a network marketing company specializing in nutritional supplements and herbal products. Interest in this form of product sales is increasing as can be seen by the success of major network marketing companies such as Forever Living, Herbalife, Shaklee and others.

Management believes the implementation of events as described above will bring liquidity and profitability in the coming year. We believe exclusive marketing rights to new health products and other products being negotiated for, will bring significant volume and profitability.

The ability of the Company to continue as a going concern is dependent upon the aforementioned ability to raise additional outside capital and/or significantly increase its market share to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,

                                                       2004              2003
                                                     --------          --------
Office equipment                                     $ 89,403          $ 85,346
Leasehold improvements                                 60,572            60,572
Less: accumulated depreciation                        (85,565)          (66,139)
                                                     --------          --------
                                                     $ 64,410          $ 79,779
                                                     ========          ========

Depreciation expense for financial reporting purposes was $19,426 and $18,912 for the years ended December 31, 2004 and 2003, respectively.

NOTE E - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31,

                                                      2004              2003
                                                  -----------       -----------
Patents, trademarks, and registrations            $ 1,294,317       $ 1,281,841
Websites                                               16,655             5,945
Exclusive marketing rights                                 --           530,000
Customer list                                          20,000            20,000
                                                  -----------       -----------
                                                    1,330,972         1,837,786
Impairment losses                                    (780,008)         (530,000)
                                                  -----------       -----------
                                                      550,964         1,307,786
Less: accumulated amortization                       (550,964)         (550,964)
                                                  -----------       -----------
                                                  $        --       $   756,822
                                                  ===========       ===========

NOTE F - GOODWILL

Goodwill consisted of the following at December 31,

                                                       2004              2003
                                                    ---------         ---------
Goodwill                                            $ 272,300         $ 272,300
Impairment losses                                    (233,645)               --
                                                    ---------         ---------
                                                       38,655           272,300
Less: accumulated amortization                        (38,655)          (38,655)
                                                    ---------         ---------
                                                    $      --         $ 233,645
                                                    =========         =========

NOTE G - CONCENTRATIONS

For the years ended December 31, 2004 and 2003, a significant volume of sales were concentrated with three customers. Of the total revenue for the years ended December 31, 2004 and 2003, 76.4% and 60% or $176,093 and $118,845 were received from those customers, respectively. At December 31, 2004 and 2003 accounts receivable related to these customers totaled $9,312 and $6,429, respectively.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - INCOME TAXES

The cumulative income tax benefit differs from the amount computed by applying the U.S. Federal statutory income tax rate of 34% and a State statutory income tax rate of 7% to the net loss before income taxes, as shown:

                                                                 2004              2003
                                                             -----------       -----------
Federal tax benefit of net operating losses at expected
    statutory rates                                          $ 1,397,928       $   871,641
State tax benefit of net operating losses at expected
    statutory rates                                              309,472           176,237
Impairment of intangibles and goodwill                           406,091                --
Depreciation                                                    (230,595)               --
                                                             -----------       -----------
                                                               1,882,896         1,047,878
                Less Valuation Allowance                      (1,882,896)       (1,047,878)
                                                             -----------       -----------
   Net tax benefit                                           $        --       $        --
                                                             ===========       ===========

The deferred tax asset and deferred tax liability comprised the following at December 31,

                                                       2004            2003
                                                   -----------     -----------
      Tax benefit at the federal statutory rate    $ 4,083,978     $ 2,686,050
      Tax benefit at the State statutory rate          852,991         543,519
      Intangible/Goodwill                          $   406,091
      Depreciation                                 $  (230,595)
      Valuation allowance                           (5,112,465)     (3,229,569)
                                                   -----------     -----------
      Net Deferred Tax Asset                       $        --     $        --
                                                   ===========     ===========

The net change in the valuation allowance was $1,882,896 for the year ended December 31, 2004, which represents primarily the current year's income tax benefit of the net operating loss.

The Company has estimated federal and state net operating loss carry forwards at December 31, 2004 of $11,472,989 and $10,753,703. The net operating loss carry-forwards may offset against future taxable income. The net operating losses expire as follows:

            December 31,      Federal        December 31,       State
            ------------    -----------      ------------    -----------
                2016        $     3,337          2005        $ 1,468,195
                2017             86,270          2006          1,880,380
                2018             45,978          2007          1,268,637
                2019            583,701          2008          2,563,649
                2020          1,468,195          2009          3,572,842
                2021          1,880,380                               --
                2022          1,268,637                               --
                2023          2,563,649                               --
                2024          3,572,842                               --
                            -----------                      -----------
                            $11,472,989                      $10,753,703
                            ===========                      ===========

NOTE I - STOCK SUBSCRIBED

On December 31, 2004, stock subscribed consisted of $404,881 for approximately 1,179,700 shares of un-issued common stock. On December 31, 2003, stock subscribed consisted of $100,000 for 200,000 shares of un-issued preferred stock, $200,000 for 400,000 shares of un-issued common stock and $1,444,000 for 1,444,000 shares of un-issued and unauthorized class of preferred stock with a specified dividend rate of 12%. Subsequent to December 31, 2003, 1,430,000 of the unauthorized class of preferred stock was authorized and issued. As of December 31, 2004 and 2003 accrued dividends payable on this class of preferred stock was $274,387 and $157,604, respectively

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -NOTES PAYABLE

Notes payable consists of the following at December 31,

                                                                                                 2004            2003
                                                                                             -----------     -----------
      Unsecured notes payable to various individuals, payable in quarterly interest only installments totaling $20,144, bearing interest at rates of 8% to 30% per
      annum. Maturity dates range from May 8, 2002 to August 17, 2004                        $   710,500     $   710,500

      Notes payable to an individual, payable in quarterly interest only installments of $750, bearing interest at a rate of 12% per annum. Secured by 25,000 shares of Desert Health Products, Inc. Preferred Stock with a maturity date of
      September 29, 2002                                                                              --          25,000

      Note payable to an individual, payable in semi-annual interest only installments of $2,322, bearing interest at a rate of 15% per annum, with a maturity date of January 23, 1998. The note is personally guaranteed by an
      officer of the Corporation                                                                  18,700          18,700

      Unsecured, non-interest bearing demand notes payable to individuals                         28,018          30,018

      Unsecured notes payable to various individuals, payable in monthly interest only installments totaling $1,866, bearing interest at rates of 4.75% to 30%
      per annum. Maturity dates range from July 12, 2002 to June 12, 2004                        140,000         140,000

      Unsecured, demand note payable, with a single $1,000 interest installment
      due at maturity of June 20, 2001                                                            15,000          15,000

      Note payable to an individual, payable in monthly interest only installments of $500, bearing interest at a rate of 12% per annum, with a maturity date of
      June 28, 2000. Personally guaranteed by an officer of the Corporation                       50,000          50,000

      Unsecured, note payable to an entity, payable in semi-annual interest only installments of $11,250, bearing interest at a rate of 15% per annum, with a
      maturity date of June 27, 2002                                                              75,000          75,000

      Demand note payable to an individual, note was payable on May 10, 2001,
      note is accruing interest at a rate of $50 per day until principal balance is paid          12,500          12,500

      Unsecured, non-interest bearing notes payables to various individuals, with
      maturity dates ranging from November 9, 2002 to July 11, 2005                               19,000          24,000

      Unsecured note payable to an individual, net of discount of $0 and $41,212, respectively. Payable in annual interest only installments of $35,622, bearing
      interest at a rate of 10% per annum, with a maturity date of  June 25, 2004                340,000         298,788

      Unsecured demand notes payable to various individuals, payable in annual interest only installments of $3,000, bearing interest at a rate of 30% per
      annum                                                                                       30,000          30,000

      Unsecured interest bearing notes payable to various individuals, interest rates from 10% to 20% per annum, with maturity dates ranging from July 21, 2004
      to April 29, 2005                                                                          319,400              --

      Unsecured note payable to an individual with $5,000 interest and all principal
      due at maturity on November 15, 2004                                                        50,000              --
      Unsecured note payable to an individual bearing interest of 100,000 shares of common stock (approximately $18,000 at December 31, 2004) and all
      principal due at maturity on February 6, 2005                                               25,000              --

      Unsecured note payable to an entity, bearing interest at a rate of 12% per
      annum, with a maturity date of October 6, 2007                                             225,000              --

      Four unsecured notes payable to officers and a director of the Company, bearing interest at rates of zero to 13% interest per annum, with principal and interest due at maturity; two notes are  due on demand, and two notes mature
      September 3, 2005 and November 19, 2005                                                    102,075              --

                                                                                             -----------     -----------
      Total notes payable                                                                      2,160,193       1,429,506
      Less: current maturities                                                                (1,935,193)     (1,422,506)
                                                                                             -----------     -----------
                                                                                             $   225,000     $     7,000
                                                                                             ===========     ===========

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a list of principal payments due on the Company's long-term debt at December 31, 2004:

      o     $ 1,935,193 in 2005;

      o     $ 0 in 2006;

      o     $ 225,000 in 2007;

      o     $ 0, thereafter.

Of the Company's $2,160,193 in debt obligations, $819,218 is in default, $975,500 of notes payable have an option to convert to shares of common stock at 80% of the bid price, and $50,000 of notes payable have an option to convert to shares of common stock at $1.00 per share.

During the year ended December 31, 2003, the Company entered into a $340,000 note payable with an individual. This note contains a stated interest rate of 10% and was due on June 25, 2004. The note payable contains a beneficial conversion feature, whereby, after one year the lender may convert the balance of the note plus any accrued interest into shares of common stock at an exercise price of 80% of the average bid price for the previous thirty days. This beneficial conversion feature resulted in a discount to the note of $82,424, which has been recorded to additional paid-in capital at the time the note was issued and a discount to the related note. The discount is being amortized over the life of the note.

As of December 31, 2004, the principal balance and unamortized discount relating to the above note was fully amortized. The Company recorded interest expense of $41,212, during the years ended December 31, 2004 and 2003.

Of the Company's $2,160,193 in debt obligations, $240,075 of the debt is secured by a pledge of a sufficient number of free trading shares of Desert Health Products, Inc., common stock to fully collateralize the amount of $240,075.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS

                                                                         2004       2003
                                                                        -------    -------
Notes payable to officers and directors of the Company
    Loan from officer of $86,342 - Interest 6% APR - Balance
           of principal due September 3, 2005                           $70,075    $    --
    Loan from officer - non-interest bearing - due on demand            $15,000    $    --
    Loan from director - interest  $1,000 - due on demand               $15,000    $15,000
    Loan from director - non interest bearing - September 3, 2005       $12,000    $    --
    Loan from officer bearing 13% interest beginning January 1, 2005
           - due on demand                                              $ 5,000    $    --
    Balance of accrued interest relating to the note;                   $ 1,624    $    --

Payment terms for the above notes are payment at maturity date or upon demand.

For the year ended December 31, 2004, the Company owed $101,304 as fees to officers and directors of the Company. For the year ended December 31, 2003, the Company paid $803,177 as fees to officers, directors, and relatives of officers of the Company.

NOTE L - COMPENSATED ABSENCES

The Company has not accrued for compensated absences as of December 31, 2004 and 2003. Management believes that any potential liability would be immaterial to the consolidated financial statements

NOTE M- COMMITMENTS AND CONTINGENCIES

The Company has written agreements with several individuals to pay royalties between $.02 and $.50 per unit of Dr. Harris's Original Diabetic Feet and Burn & Scald Relief Spray sold. These royalties are to be paid quarterly for twelve months. No royalties were paid during the year ended December 31, 2003 as the sales of Burn & Scald Relief Spray or Dr. Harris's Original Diabetic Feet have not commenced due to delays in the product's formulation and discontinuance of sales of Dr. Harris's Original Diabetic Feet. No royalties on the Burn & Scald Relief Spray were paid during the year ended December 31, 2004. No sales of this product have commenced due to delays in the product's formulation, packaging and labeling.

As of December 31, 2004 and 2003 the Company is under written obligation to issue 21,000 shares of Desert Health Products, Inc.'s common stock, valued at $11,340 in each year as loan inducement fees to various individuals.

During the year ended December 31, 2003, the Company entered into a written agreement, whereby the Company has committed to pay minimum royalties on sales of the foot care product in the amount of $2,000 per month from December 2003 to June 2004 and $1,500 per month from July 2004 to December 2004. The accrued royalty due at December 31, 2004, relative to these royalties is $17,000.

The Company conducts its operations from facilities under a three-year non-cancelable operating lease expiring January 31, 2006, with monthly rent expense of $9,403. Additionally, the Company leases office space at its Beijing, China branch, with month to month rental expense of approximately $1,457 per month. The following is the future minimum rental payments for the years ended:

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES (CONT'D)

                    December 31,
                        2005                               $112,838
                        2006                                  9,403
                                                           --------
                                                           $122,241
                                                           ========

Total rent expense for the years ended December 31, 2004 and 2003 was $153,084 and $135,113 respectively.

The Company, in the ordinary course of business, may become a party in legal proceedings over disputes relating to its contracts and agreements. Significant legal proceedings involving the Company are as follows:

On March 5, 2003, we instituted suit in the Arizona Superior Court, Maricopa County, Arizona, against a Phoenix based marketer of health care products, seeking unspecified damages for fraud and negligent misrepresentation, arising from a product licensing and marketing agreement. The parties have exchanged forms of Settlement Agreement. Settlement as contemplated will result in relief of approximately $50,000 in obligations of Desert Health to a third party, a cash payment of $10,000 to Desert Health, and the execution of a mutual general release.

Nicholas M. Simak and NMS Solutions Group, Inc., filed a complaint in Maricopa County Superior Court of the State of Arizona against the company May 11, 2004, alleging non-payment of various loans. We have demanded return of all intellectual property, which includes customer lists and contacts belonging to the Company. We have set forth a counter claim which we intend to vigorously pursue. We were named in a suit filed June 2, 2002, in the Maricopa County Superior Court in the state of Arizona by a plaintiff claiming to hold an assignment of a note in the amount of $50,000 from this same plaintiff. The Company's position is that the note was paid in full prior to the alleged assignment and intends to vigorously defend our position. These two cases have been consolidated into a single case.

Michael and Marti Medina filed a complaint in Maricopa County Superior Court of the State of Arizona against the Company June 14, 2004, alleging non-payment of a loan in the amount of $25,000, and seeking payment of principal and interest. They have been awarded a judgment against the Company in the amount of $29,180. Notes payable include the original debt amount of $25,000 at December 31, 2004. The remaining $4,180 is included in accounts payable and accrued expense at December 31, 2004. We are arranging payment for this judgment.

February 23, 2005, a complaint was filed against the Company in Maricopa County Superior Court in the State of Arizona by Kathleen Corum Trust No. 1 for rent payments in the amount of $12,224 plus late fees. A settlement agreement has been reached for interest and penalties amounting to $18,850 which has been accrued as of December 31, 2004.

February 22, 2005, the Company filed suit in the Maricopa County Superior Court of the State of Arizona against ParTrusT "Beheer" B.V., a foreign business entity, (ParTrusT) for Breach of Contract, Breach of Covenant, based on a three year loan agreement for $500,000, of which only $225,000 has been funded. The preferred stock intended to be a part of a completed loan transaction with ParTrusT has been invalidated due to alleged breach of contract.

February 19, 2004, a complaint was filed against the Company in Maricopa County Superior Court in the State of Arizona by Pamela Peterson alleging non-payment of a loan in the amount of $50,000 and seeking payment of principal and interest. June 1, 2004, Ms. Peterson was awarded a judgment against the Company in the amount of $60,000 together with interest at the rate of 10% per annum. A settlement agreement as contemplated will result in relief of the amount of the judgment whereby a third party will assume full responsibility for the debt.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M- COMMITMENTS AND CONTINGENCIES (CONT'D)

The Company currently has employment contracts with two officers of the Company which are renewable on a yearly basis. Executive annual compensation for these employment contracts total $198,000, payable in equal bi-monthly installments.

In 2004 the Company entered into investment agreements whereby individuals are to receive a return on their investment equal to 5% of 75% of total sales of Royal Products, Inc. As of December 31, 2004, no amounts have been paid or accrued.

NOTE N - SHARES SUBJECT TO MANDATORY REDEMPTION

On June 16, 2003 the Company entered into an agreement with one of its lenders to convert $965,339 of debt and accrued interest and subscribed stock to 1,100,000 shares of preferred stock. The agreement contains a call option, whereby, the Company can repurchase up to 1,100,000 of the preferred stock at a strike price of $1.00 in one or more transactions for a period of 24 months after the date of the agreement. In addition, the agreement contains a put option, whereby, the lender shall have the right to require the Company to repurchase up to 1,100,000 of preferred stock at $1.00 per share, for a period of 180 days following the period of 24 months from the date of the agreement. The Company recorded a deferred issuance cost in relation to this conversion of $134,661. The deferred issuance costs are being amortized over a term of 24 months. Amortization expense for this deferred financing cost for the years ended December 31, 2004 and 2003, amounted to $67,320 and $33,668, respectively, and is reported as interest expense in the financial statements.

In addition, as incentive for the lender to convert the note payable to preferred stock, the Company issued to the lender 350,000 shares of common stock. The relative fair value of the common stock at the time of issuance was $187,000 and was reflected as additional paid-in capital. At December 31, 2004 and 2003, debt issuance costs amounted to $52,187 and $140,250, respectively, and is being amortized over 24 months. Amortization expense for the years ended December 31, 2004 and 2003 amounted to $88,063 and $46,750, respectively. The
amortization   expense  is  reflected  in  interest  expense  on  the  financial statements.

NOTE O - STOCKHOLDERS' EQUITY

Options

During the year ended December 31, 2003, the Company's Board of Directors adopted the "2003 Stock Option, Deferred Stock and Restricted Stock Plan" ("the Plan"). The Plan authorizes the Company's Board of Directors to grant both qualified incentive and non-qualified stock options, deferred stock options and restricted stock awards to selected officers and other employees, directors, consultants and advisors of the Company for an aggregate of 1,000,000 shares of the Company's common stock. The granted stock options vest over five years at 20% of the options per year. The maximum term of options granted is 10 years. As of December 31, 2004 and 2003, no stock options had been awarded under the Plan.

During the year ended December 31, 1999, the Company awarded stock options in relation to various employment contracts. A status of these employee stock options for the years ended December 31, 2004 and 2003 is as follows:

                                                                    Weighted
                                                                     Average
                                                      Shares     Exercise Price
                                                    ----------   --------------
Outstanding at January 1, 2003                       2,000,000     $      .25
Granted                                                     --             --
Exercised                                                   --             --
Forfeited                                                   --             --
                                                    ----------     ----------

Outstanding and exercisable at December 31, 2003     2,000,000            .25
Granted                                                     --             --
Exercised                                                   --             --
Forfeited                                             (500,000)            --
                                                    ----------     ----------
Outstanding and exercisable at December 31, 2004     1,500,000     $      .25
                                                    ==========     ==========

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2004, 500,000 of stock options expired and the balance of 1,500,000 is due to expire on January 1, 2005.

Stock options exercisable at December 31, 2004 include the following:

                                      Outstanding Options                                Exercisable Options
                      -----------------------------------------------------         -----------------------------
                                           Weighted
                                            Average             Weighted                              Weighted
 Exercise                                  Remaining             Average                               Average
Price Range             Number         Contractual Life      Exercise Price           Number       Exercise Price
-----------           ---------        ----------------      --------------         ---------      --------------
$       .25           1,500,000         Less than 1 mo.         $     .25           1,500,000         $     .25

The Company has no issuances of stock options for the periods presented and, as such, has no pro forma earnings per share presentation.

Warrants

During the year ended December 31, 2004, the Company granted a total of 491,300 warrants to various parties as loan inducement fees.

                                                                     Weighted
                                                                     Average
                                                         Shares   Exercise Price
                                                        -------   --------------
Outstanding at January 1, 2003                               --      $    --
Granted                                                      --           --
Exercised                                                    --           --
Forfeited                                                    --           --
                                                        -------      -------

Outstanding and exercisable at December 31, 2003             --           --
Granted                                                 491,300          .50
Exercised                                                    --           --
Forfeited                                                    --           --
                                                        -------      -------
Outstanding and exercisable at December 31, 2004        491,300      $   .50
                                                        =======      =======

Warrants exercisable at December 31, 2004 include the following:

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - STOCKHOLDERS' EQUITY (CONT'D)

                                      Outstanding Warrants                               Exercisable Warrants
                      -----------------------------------------------------         -----------------------------
                                           Weighted
                                            Average             Weighted                              Weighted
 Exercise                                  Remaining             Average                               Average
Price Range             Number         Contractual Life      Exercise Price           Number       Exercise Price
-----------           ---------        ----------------      --------------         ---------      --------------
                                       Approximately 6
$       .50            491,300              months               $ .50               443,500           $     .50

The fair value of warrants granted was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted average assumptions: risk free and one year interest rates of 5.00% (for all warrants), no dividend yield (for all warrants), volatility factor of the expected market price of the Company's common stock of 100% (for 443,500 warrants) and 204.16% (for 47,800 warrants) and approximate expected life of six months (for 191,300 warrants) and one year (for 300,000 warrants). A deferred financing cost was recorded in the amount of $182,657 and is being amortized over the life of the agreements as financing costs. Amortization/financing costs recorded for the year ended December 31, 2004 was $161,927. Weighted average remaining life of the warrants outstanding as of December 31, 2004, is approximately six months.

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

Preferred Stock

There were 798,500 preferred shares outstanding at December 31, 2004, held by various individuals and entities. These shares are non-voting and convertible to common stock at a ratio of 1:1.

Outstanding at December 31, 2004, are 130,625 shares of preferred stock held by an entity. These shares are non-voting and convertible to common stock at 80% of the prior 31 day average bid price for common stock.

Outstanding at December 31, 2004, are 1,100,000 shares preferred stock subject to mandatory redemption, that are non-voting and non-convertible. See Note N for discussion of the shares.

Outstanding at December 31, 2004, are 1,000,000 shares preferred stock held by an officer of the Company, that are convertible at a ratio of 1:1 and carry voting rights at a ratio of 10:1.

During 2004, 1,430,000 shares of non-voting preferred stock were issued to various individuals which had been subscribed to at December 31, 2003. These shares of preferred stock included certain rights including the accrual of dividends and the ability to convert into common stock over a two-year period at a ratio of 1:1. Dividends accrued at the rate of 12% in year one, and 14% in year two. The accrual of dividends ceased in August 2004, as the two-year period expired. There were no conversions of preferred stock into common stock.

                          DESERT HEALTH PRODUCTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - SUBSEQUENT EVENTS

Stock Issuances

Subsequent to December 31, 2004, 550,000 shares of common stock were issued to individuals for loan inducements, consulting services and settlements with a combined market value of $101,250. Additionally, 750,000 shares of common stock were cancelled due to breach of contract. On January 10, 2005, one of the Company's existing sophisticated investors subscribed to 500,000 shares of common stock at $0.15 per share in exchange for $75,000.

Notes Payable

Subsequent to December 31, 2004, the Company entered into 30 day notes payable upon demand totaling $135,000 . The notes carry an annual interest rate of 7%.

Employment Agreements

Subsequent to year end 2004, the board of directors renewed employment contracts through January 1, 2006 for Johnny Shannon and Georgia Aadland. The terms of the employment contracts are substantially unchanged.