Form 10QSB
period 2005-03-31
DESERT HEALTH PRODUCTS INC
filed 2005-05-16
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

                            ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of May 10, 2005: 15,463,821

        DESERT HEALTH PRODUCTS, INC. CONSOLIDATED STATEMENTS (Unaudited)

                                FORM 10QSB INDEX

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      a.    Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004              F-1

      b.    Consolidated Statements of Operations                                               F-2

      c.    Consolidated Statements of Stockholders Deficit                                     F-3

      d.    Consolidated Statements of Cash Flow for the three months ended                     F-4
            March 31, 2005 and 2004

      e.    Notes to Unaudited Consolidated Financial Statements                                3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   4

Item 3. Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                       10

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds                              10

Item 3. Defaults by the Company Upon Its Senior Securities                                      10

Item 4. Submission of Matters to a Vote of Security Holders                                     11

Item 5. Other Information                                                                       11

Item 6. Exhibits                                                                                11

Signatures                                                                                      12

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,      December 31
                                                                                2005            2004
                                                                            (Unaudited)       (Audited)
                                                                            ------------    ------------
                                               ASSETS
 Current Assets
         Cash and cash equivalents                                          $      2,052    $      2,135
         Accounts receivable, net                                                    175             175
         Inventory                                                                81,692          75,141
         Prepaids                                                                  7,500           7,500
         Funds held in trust                                                      44,656              --
                                                                            ------------    ------------
                Total Current Assets                                             136,075          84,951
                                                                            ------------    ------------

 Property and Equipment, net                                                      58,736          64,410
                                                                            ------------    ------------

 Other Assets
         Deferred financing costs                                                 77,207         129,122
         Intangible assets                                                         6,137              --
                                                                            ------------    ------------
                Total Other Assets                                                83,344         129,122
                                                                            ------------    ------------

                TOTAL ASSETS                                                $    278,155    $    278,483
                                                                            ============    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities
         Bank Overdraft                                                     $     25,556    $        809
         Accounts payable and accrued expenses                                   630,930         609,212
         Loan inducement fees payable                                             11,340          11,340
         Deferred revenue                                                         44,372          26,000
         Interest payable                                                        411,062         417,246
         Other deferred liability                                                142,500              --
         Dividends payable                                                       274,387         274,387
         Current portion of obligations payable                                2,121,466       1,935,193
                                                                            ------------    ------------
                Total Current Liabilities                                      3,661,613       3,274,187

 Long Term Liabilities
         Shares subject to mandatory redemption                                1,100,000       1,100,000
         Long term note payable, net of current portion                          225,000         225,000
                                                                            ------------    ------------

                TOTAL LIABILITIES                                              4,986,613       4,599,187
                                                                            ------------    ------------

 Commitments and Contingencies

 Stockholders' Deficit
         Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized and 3,359,125 and 1,708,500 shares issued and
         outstanding as of  March 31, 2005 and December 31, 2004,
         respectively                                                              3,360           3,360
          Common stock, $.001 par value, 25,000,000 shares authorized,
         16,213,821 and 15,663,821 issued; and 15,038,821 and
         15,238,821 outstanding as of March 31, 2005 and December 31,
         2004, respectively                                                       16,214          15,664
          Stock subscribed                                                       442,381         404,881
         Treasury stock, 1,175,000 shares at cost                               (333,750)       (191,250)
         Additional paid in capital                                            8,877,324       8,758,124
         Accumulated deficit                                                 (13,713,987)    (13,311,483)
                                                                            ------------    ------------

                TOTAL STOCKHOLDERS' DEFICIT                                   (4,708,458)     (4,320,704)
                                                                            ------------    ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    278,155    $    278,483
                                                                            ============    ============

         See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                          Three Months Ended March 31,

                                                 2005            2004
                                             ------------    ------------

Revenues, net                                $      3,826    $     46,535

Cost of Revenues                                    4,485          31,293
                                             ------------    ------------

    Gross Profit (Loss)                              (659)         15,242

Operating Expenses
    General and administrative                    232,492         913,856

                                             ------------    ------------
         Total operating expenses                 232,492         913,856
                                             ------------    ------------

    Net Loss From Operations                     (233,151)       (898,614)
                                             ------------    ------------

Other Income (Expense)
    Interest expense                             (169,353)        (62,749)
    Other expense                                      --          (1,835)
    Other income                                       --          14,249
    Interest income                                    --              37
                                             ------------    ------------
                                                 (169,353)        (50,298)
                                             ------------    ------------

Net Loss                                         (402,504)       (948,912)

    Preferred Stock Dividends                          --         (38,928)
                                             ------------    ------------

Net Loss Available to Common Shareholders    $   (402,504)   $   (987,840)
                                             ============    ============

Basic and Diluted Loss Per Share             $      (0.03)   $      (0.08)
                                             ============    ============

Weighted Average Common Shares Outstanding     15,112,710      13,136,019
                                             ============    ============

         See accompanying notes to the consolidated financial statements

                           DESERT HEALTH PRODUCTS, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)


                                         Convertible Preferred Stock          Common Stock               Treasury Stock
                                        -----------------------------   -------------------------   -------------------------

                                          Shares           Par Value      Shares       Par Value      Shares         Cost
                                        -----------       -----------   -----------   -----------   -----------   -----------
Balances, December 31,  2004              3,359,125       $     3,360    15,663,821   $    15,664       425,000   $  (191,250)

 Shares canceled for the three months
    ended March 31, 2005:
           Loan inducement reversal                                                                     750,000      (142,500)
 Shares issued for the three months
    ended March 31, 2005:
           Loan inducement                       --                --       275,000           275            --            --
           Services and fees                     --                --       175,000           175            --            --
           Stock subscribed - issued             --                --       100,000           100            --            --
           Stock subscribed
 Net loss for the three months ended
    March 31, 2005                               --                --            --            --            --            --
                                        -----------       -----------   -----------   -----------   -----------   -----------
 Balances, March 31, 2005                 3,359,125       $     3,360    16,213,821   $    16,214     1,175,000   $  (333,750)
                                        ===========       ===========   ===========   ===========   ===========   ===========



                                          Additional
                                           paid-in          Stock        Accumulated     Total Equity
                                           Capital       Subscribed        Deficit         (Deficit)
                                        -------------   -------------   -------------    -------------
Balances,  December 31,  2004           $   8,758,124   $     404,881   $ (13,311,483)   $  (4,320,704)

 Shares canceled for the three months
    ended March 31, 2005:
           Loan inducement reversal                                                           (142,500)
 Shares issued for the three months
    ended March 31, 2005:
           Loan inducement                     51,975                              --           52,250
           Services and fees                   29,825              --              --           30,000
           Stock subscribed - issued           37,400         (37,500)             --               --
           Stock subscribed                                    75,000                           75,000
 Net loss for the three months ended
    March 31, 2005                                 --              --        (402,504)        (402,504)
                                        -------------   -------------   -------------    -------------
 Balances, March 31, 2005               $   8,877,324   $     442,381   $ (13,713,987)   $  (4,708,458)
                                        =============   =============   =============    =============

         See accompanying notes to the consolidated financial statements

                           DESERT HEALTH PRODUCTS, INC
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                      For The Three Months Ended March 31,

                                                                        2005         2004
                                                                     ---------    ---------
Cash Flows from Operating Activities
        Loss from operations                                         $(402,504)   $(987,840)
        Adjustments to reconcile change in loss from operations to net cash used by operating activities:
               Depreciation                                              5,674        4,688
               Loan inducement fees and financing costs                104,165      164,100
               Interest capitalized to note                             60,573           --
               Stock issued for services and fees                       30,000      239,985
               Bad debt expense                                          5,248           --
        (Increase) decrease in operating assets:
               Accounts receivable                                      (5,248)      17,061
               Inventory                                                (6,551)     (30,328)
               Funds held in trust                                     (44,656)          --
        Increase (decrease) in operating liabilities:
               Accounts payable                                         21,718       48,373
               Deferred revenue                                         18,372       (7,250)
               Bank overdraft                                           24,747           --
               Interest payable                                         (6,184)      26,732
                                                                     ---------    ---------

                    Net Cash Used by Operating Activities             (194,646)    (524,479)
                                                                     ---------    ---------
Cash Flows from Investing Activities
        Purchase of intangibles                                         (6,137)      (2,850)
        Payments on advances                                                --       (1,000)
        Deposits                                                                      1,250
                                                                     ---------    ---------

               Net Cash Used by Investing Activities                    (6,137)      (2,600)
                                                                     ---------    ---------

Cash Flows from Financing Activities
        Proceeds from notes payable                                    135,000      142,000
        Payments on notes payable                                       (9,300)     (25,000)
        Proceeds from sale of stock                                         --      185,000
        Stock subscribed                                                75,000      258,000
                                                                     ---------    ---------

               Net Cash Provided by Financing Activities               200,700      560,000
                                                                     ---------    ---------

               Net Decrease in Cash and Cash Equivalents                   (83)      32,921

Beginning Cash and Cash Equivalents                                      2,135       11,420
                                                                     ---------    ---------

Ending Cash and Cash Equivalents                                     $   2,052    $  44,341
                                                                     =========    =========


Non-cash financing and investing transactions
        Loan inducement fees and financing costs                     $  51,975    $ 164,100
        Treasury stock                                               $ 142,500
        Stock issued that was subscribed                             $  37,500    $      --
        Stock issued for compensation and services                   $  30,000    $ 239,985

         See accompanying notes to the consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2005 and the related unaudited condensed consolidated statements of operations, stockholders deficit and cash flows for the three months ended March 31, 2005 and 2004 of Desert Health Products, Inc., (the "Company", "we", "us" or "our") presented herein have been prepared in accordance with accounting principles ("GAAP") generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended December 31, 2004, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

      These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of earnings per share:

                                          Three Months       Three Months
                                         Ended March 31,    Ended March 31,
                                               2005               2004
                                         ---------------    ---------------
Loss applicable to basic and diluted
  loss per share                          $    (402,504)     $    (987,840)
Weighted average number of common
  shares assuming no dilution                15,112,710         13,136,019
Weighted average number of common
  shares assuming full dilution              15,112,710         13,136,019
                                          -------------      -------------
Basic loss per common share               $       (0.03)     $       (0.08)
                                          =============      =============
Diluted loss per common share             $       (0.03)     $       (0.08)
                                          =============      =============

The impact of outstanding stock options, warrants, convertible preferred stock, and common stock pledged as collateral for debt has not been included in the computation of diluted loss per common share as it would be anti-dilutive (reduces the loss per share). At March 31, 2005, the number of potential dilutive shares of common stock would have been an estimated 9.5 million.

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

      The Company has no issuances of stock options or warrants for the periods presented and, as such has no pro forma earnings per share presentation.

Inventory

      Inventory consists primarily of health food supplements and vitamin products and are stated at the lower of cost (first-in, first-out) or market value.

Note 2. New Financing

      During the first quarter of 2005 the Company obtained new short term financing from an entity in the total amount of $135,000. Maturity date is May 31, 2005, with interest per annum of 7%. All of the $135,000 in new financing has terms in which all interest and principal is due upon maturity. Additionally in the first quarter we issued 275,000 shares of common stock valued at $52,250 to entities for extensions of existing loans.

Note 3. Deferred Liability

      During the first quarter of 2005, the Company cancelled 750,000 shares of common stock which had been originally issued as loan inducements. The value of the shares at the cancellation date, $142,500, is reflected as a deferred liability until all related contingencies are resolved. The remaining amount is reflected as treasury stock.

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

Cautionary Statement Regarding Forward-looking Statements.

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

   o  Changes in the average selling prices of our products; and

   o The risk factors described in other documents and reports filed with the SEC, including our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

      Three months ended March 31, 2005 and 2004.

      Revenues. Revenues for the three months ended March 31, 2005, were $3,826, a decrease of $42,709 or 92% from $46,535, for the three months ended March 31, 2004. This decrease is primarily due to lack of sales activity in the first quarter of 2005. The lack of sales was created by the result of a major investor stopping funding. This funding was partially for support of Desert Health's sales projects that were in place for the first quarter of 2005, and are now being implemented for the second and third quarters of 2005.

      Gross Profit Margin. Gross profit was a negative $659 or (17%) for the three months ended March 31, 2005, a decrease of $15,901 or 104% from $15,242 or 33% for the three months ended March 31, 2004. This decrease is primarily the result of a lack of sales activity in the first quarter of 2005 to offset the cost of samples.

      Operating Expenses. Operating expenses for the three months ended March 31, 2005, were $232,492, which was a decrease of $681,364 or 75% as compared to $913,856, for the three months ended March 31, 2004. This decrease is primarily the result of reductions in professional fees and decreased travel expenses.

      Interest Expense. Interest expense for the three months ended March 31, 2005, was $169,353, an increase of $106,604 or 170%, from $62,749 for the three months ended March 31, 2004. This increase is primarily the result of increased levels of debt and amortization of deferred financing costs and loan inducement fees.

      Other Income. Other income for the three months ended March 31, 2005, was $0, a decrease of $14,249 or 100%, from $14,249 for the three months ended March 31, 2004. This decrease is primarily due to no other income earned in the first quarter of 2005.

      Net Loss. Net loss was $402,504 for the three months ended March 31, 2005, as compared to a net loss of $987,840 for the three months ended March 31, 2004. The decrease in net loss is primarily the result of the decrease in Operating expenses explained above.

LIQUIDITY AND CAPITAL RESOURCES

      As indicated in our attached financial statements, our revenues were not sufficient to meet our operating expenses for the three months ended March 31, 2005. In addition, as of March 31, 2005, our current liabilities exceeded our current assets by $3,525,538.

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

      Over the next 12 months, we intend to increase our revenues by releasing new products under development to our target markets. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next 12 months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Considering the state of market conditions, no assurance can be made that such financing would be available, and if available it may take either the form of debt, equity, or a combination thereof. A down turn in the capital market would substantially impact our ability to sell securities in planned amounts and in turn our ability to meet our capital requirements. In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

Recent Developments

      In March 2005, we received an order from one of our major customers for $76,400. The order is expected be fulfilled by end of May 2005. This customer has advised us that their market is expanding and they intend to add three to five new products from our product lines within the next two years.

      On May 3, 2005, we issued a press release announcing that we have entered into an agreement with Wilkerson Creative, Inc., a producer of Direct Response Radio, TV Commercials and Infomercials. Wilkerson Creative, Inc., has agreed to create direct response radio and television commercials as well as radio and television infomercials and to enter into arrangements with entities to cause such commercials and infomercials to be aired. Additionally, we believe that Wilkerson Creative, Inc. will provide the necessary talent to contribute to the success of these projects.

      The first of three infomercials scheduled for airtime will focus on Desert Health's Celadrin(R)-based pain and joint support products. With recent disclosures by the FDA concerning some pharmaceutical medications for arthritis and pain relief either being removed from the market, or warnings being posted, this natural pain relief product is being released in timely fashion. Over 70 million individuals in the U.S. have arthritis. The Arthritis Foundation reports that arthritis is the leading disability of Americans, resulting in over 39 million medical visits per year and $65 billion dollars annually in medical expenses and lost wages.

      The second scheduled set of media attention through Wilkerson Creative, Inc., will concentrate on Desert Health's Anti-Aging Cream. Clinical studies conducted by dermatologist, Dr. Eugene Conte, concluded that patients responded to treatment with remarkable skin improvement and consumer approval. The last set of media scheduled for completion by Wilkerson Creative, Inc., will focus on Desert Health's Foot and Body Care system. This skin care system was designed specifically to treat the dry skin and other conditions often associated with diabetes. Unlike most exfoliation processes, this system is non-irritating, yet highly effective .The following actions apply to this skin care system:
Cleanser; Incredible exfoliant; Antixoidant; Enhances natural skin repair; Potent invigorator; Fantastic moisturizer.

      On May 4, 2005 we issued a press release announcing that Rayfield Wright, President and CEO of Wright's Sports and Nutrition, LLC, attended the Minority Health Month's summit on health disparities on April 26-27, 2005, in Washington, D.C. The National Minority Health Month Foundation, Inc. (NMHMF) was established to support the implementation of integrated solutions to the problem of minority population health disparities.

      Former football legends, Charlie Taylor, Mel Renfro, Abner Haynes, Sr., and Rayfield Wright, along with other prominent members of the Heroes of Football, Inc., are in alliance with the NMHMF to tackle the prevalence of chronic diseases among communities around the country. The organization of former football players will collaborate with the Foundation to implement campaigns, which will include health screenings and health fairs, to address illnesses like diabetes, cancer and cardiovascular disease.

      Rayfield Wright continues to be a supportive member of the quest for optimal health through Wright's Sports and Nutrition's line of natural health supplements. These supplement and skin care lines were designed and formulated exclusively by Desert Health Products, Inc., for Wright's Sports and Nutrition, LLC.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of March 31, 2005, our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a
- 15 (e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      William Carter and Jewel Lorentzen filed a complaint in Maricopa County Superior Court in the State of Arizona against the Company April 7, 2005, alleging non-payment of loans in the amount of $50,000 and seeking payment of principal and interest.

      February 22, 2005, the Company filed suit in the Maricopa County Superior Court of the State of Arizona against ParTrusT "Beheer" B.V., a foreign business entity, for Breach of Contract, Breach of covenant, based on a three year loan agreement for $500,000, of which only $225,000 has been funded. ParTrusT has filed a counterclaim. Its prayer for relief does not contain specific dollar amounts.

      Please see our Annual Report filed on Form 10-KSB for the period ended December 31, 2004, for discussion of pending legal proceedings.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the following shares of common and preferred stock were issued:

On January 14, 2005, 25,000 shares of common stock were issued to an entity for consulting services, with a value of $4,500.

On January 28, 2005, 275,000 shares of common stock were issued to two entities as loan inducements for loan extensions, with a value of $52,250.

On January 28, 2005, 100,000 shares of common stock were issued to a director of the Company as reimbursement for issuing 100,000 shares of free trading common stock to a sophisticated investor as a loan inducement.

On February 2, 2005, 750,000 shares of common stock that had been issued to three foreign entities as loan inducements, with a value of $142,500, were cancelled because of breach of contract.

On February 15, 2005, 150,000 shares of common stock with a value of $25,500 were issued to an entity as consideration for services

      The shares of common stock were offered and sold to the consultants in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of the Company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933.

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

DESERT HEALTH PRODUCTS, INC.
(Registrant)


By:  /s/ Johnny Shannon                          May 16, 2005
     -------------------
     Johnny Shannon,
     President


By:  /s/ Johnny Shannon                          May 16, 2005
     -------------------
     Johnny Shannon,
     Chief Financial Officer