Form 10QSB
period 2005-06-30
DESERT HEALTH PRODUCTS INC
filed 2005-08-22
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

                            ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of August 19, 2005:
20,733,521

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

        DESERT HEALTH PRODUCTS, INC. CONSOLIDATED STATEMENTS (Unaudited)

                                FORM 10QSB INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        a.  Consolidated Balance Sheets as of June 30, 2005, and
            December 31, 2004                                               F-1

        b.  Consolidated Statements of Operations                           F-2

        c.  Consolidated Statements of Stockholders Deficit                 F-3

        d.  Consolidated Statements of Cash Flow for the six months ended   F-4
            June 30, 2005 and 2004

        e.  Notes to Unaudited Consolidated Financial Statements            3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               4

Item 3. Controls and Procedures                                             8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   9

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds          9

Item 3. Defaults by the Company Upon Its Senior Securities                  9

Item 4. Submission of Matters to a Vote of Security Holders                 9

Item 5. Other Information                                                   9

Item 6. Exhibits                                                            9

Signatures                                                                  10

                          DESERT HEALTH PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                June 30,              December 31
                                                                                  2005                     2004
                                                                                (Unaudit)                (Audit)
                                                                              ------------            ------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                 $      1,129            $      2,135
    Accounts receivable, net                                                        53,945                     175
    Inventory                                                                       86,028                  75,141
    Prepaids                                                                            --                   7,500
                                                                              ------------            ------------
           Total Current Assets                                                    141,102                  84,951
                                                                              ------------            ------------

Property and Equipment, net                                                         14,756                  64,410
Other Assets
    Deferred financing costs                                                        10,875                 129,122
                                                                              ------------            ------------

           TOTAL ASSETS                                                       $    166,733            $    278,483
                                                                              ============            ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Bank Overdraft                                                            $      4,811            $        809
    Accounts payable and accrued expenses                                          675,783                 609,212
    Loan inducement fees payable                                                    11,340                  11,340
    Deferred revenue                                                                44,372                  26,000
    Interest payable                                                               489,646                 417,246
    Dividends payable                                                              274,387                 274,387
    Current portion of obligations payable                                       2,372,802               1,935,193
                                                                              ------------            ------------

           Total Current Liabilities                                             3,873,141               3,274,187

Long Term Liabilities
    Convertible preferred stock subject to mandatory redemption;
      1,100,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004.
    Shares subject to mandatory redemption                                       1,100,000               1,100,000
    Long term note payable, net of current portion                                 225,000                 225,000
                                                                              ------------            ------------

           TOTAL LIABILITIES                                                     5,198,141               4,599,187
                                                                              ------------            ------------

Commitments and Contingencies                                                           --                      --

Stockholders' Deficit
    Preferred Stock, convertible, $.001 par value, 10,000,000
      shares authorized, 3,319,125 and 3,359,125 issued and
      outstanding as of June 30, 2005 and December 31, 2004,
      respectively                                                                   3,320                   3,360
    Common stock, $.001 par value, 25,000,000 shares
      authorized, 20,033,521 and 15,663,821 issued; and 19,608,521 and 15,238,821 outstanding as of June 30, 2005 and
      December 31, 2004, respectively                                               20,034                  15,664
    Stock subscribed                                                               259,500                 404,881
    Treasury stock, 425,000 shares at cost                                        (191,250)               (191,250)
    Additional paid in capital                                                  10,143,675               8,758,124
    Accumulated deficit                                                        (15,266,687)            (13,311,483)
                                                                              ------------            ------------

           TOTAL STOCKHOLDERS' DEFICIT                                          (5,031,408)             (4,320,704)
                                                                              ------------            ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    166,733            $    278,483
                                                                              ============            ============

         See accompanying notes to the consolidated financial statements

                          DESERT HEALTH PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                 Three Months Ended                        Six Months Ended
                                                                       June 30,                                 June 30,
                                                           --------------------------------        --------------------------------
                                                               2005                2004                 2005               2004
                                                           ------------        ------------        ------------        ------------
Revenues, net                                              $     81,370        $     72,279        $     85,196        $    118,814
Cost of Revenues                                                     --
    Merchandise                                                  55,253              29,237              59,738              60,530
                                                           ------------        ------------        ------------        ------------
                                                                 55,253              29,237              59,738              60,530
                                                           ------------        ------------        ------------        ------------

    Gross Profit                                                 26,117              43,042              25,458              58,284

Operating Expenses
    General and administrative                                1,423,903             399,514           1,656,394             980,522
    Impairment of intangibles                                        --             756,822                  --             756,822
    Impairment of goodwill                                           --             233,645                  --             233,645
                                                           ------------        ------------        ------------        ------------
        Total operating expenses                              1,423,903           1,389,981           1,656,394           1,970,989
                                                           ------------        ------------        ------------        ------------

    Net Loss From Operations                                 (1,397,786)         (1,346,939)         (1,630,936)         (1,912,705)
                                                           ------------        ------------        ------------        ------------

Other Income (Expense)
    Interest expense                                           (159,915)           (399,621)           (329,268)           (834,146)
    Debt forgiveness                                              5,000                  --               5,000                  --
    Other expense                                                    --              (3,883)                 --              (5,718)
    Other income                                                     --                  85                  --              14,334
    Interest income                                                  --                  --                  --                  37
                                                           ------------        ------------        ------------        ------------
                                                               (154,915)           (403,419)           (324,268)           (825,493)
                                                           ------------        ------------        ------------        ------------

Net Loss                                                   $ (1,552,701)       $ (1,750,358)       $ (1,955,204)       $ (2,738,198)
                                                           ============        ============        ============        ============

Basic & Diluted Loss  Per Share                            $      (0.10)       $      (0.13)       $      (0.13)       $      (0.20)
                                                           ============        ============        ============        ============

Weighted Average Common Shares Outstanding                   15,750,951          13,516,348          15,434,422          13,379,923
                                                           ============        ============        ============        ============

     See accompanying notes to the consolidated financial statements

                           DESERT HEALTH PRODUCTS, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

                                            Convertible Preferred Stock           Common Stock                   Treasury Stock
                                            ---------------------------     --------------------------       ----------------------
                                               Shares        Par Value         Shares        Par Value       Shares          Cost
                                             ----------      ---------      -----------      ---------       -------      ---------
Balances, December 31, 2004                   3,359,125       $ 3,360        15,663,821       $ 15,664       425,000      $(191,250)

 Shares cancelled for the six months
    ended June 30, 2005:                             --            --          (750,000)          (750)           --             --

 Shares issued for the six months
    ended June 30, 2005:
           Loan inducement                           --            --           275,000            275            --             --
           Services and fees                         --            --         4,400,000          4,400            --             --
           Stock conversion                     (40,000)          (40)           40,000             40            --             --
           Stock subscribed - issued                 --            --           404,700            405            --             --
           Stock subscribed                          --            --                --             --            --             --
 Net loss for the six months ended
    June 30, 2005                                    --            --                --             --            --             --
                                             ----------       -------       -----------       --------       -------      ---------
 Balances, June 30, 2005                      3,319,125       $ 3,320        20,033,521       $ 20,034       425,000      $(191,250)
                                             ==========       =======       ===========       ========       =======      =========

                                         Additional
                                           paid-in             Stock               Accumulated          Total Equity
                                           Capital           Subscribed              Deficit              (Deficit)
                                         -----------         ----------           ------------          ------------
Balances, December 31, 2004              $ 8,758,124          $ 404,881           $(13,311,483)          $(4,320,704)

 Shares cancelled for the six months
    ended June 30, 2005:                         750                 --                     --                    --

 Shares issued for the six months
    ended June 30, 2005:
           Loan inducement                    51,975                 --                     --                52,250
           Services and fees               1,112,850                 --                     --             1,117,250
           Stock conversion                       --                 --                     --                    --
           Stock subscribed - issued         219,976           (220,381)                    --                    --
           Stock subscribed                       --             75,000                     --                75,000
 Net loss for the six months ended
    June 30, 2005                                 --                 --             (1,955,204)           (1,955,204)
                                         -----------          ---------           ------------           -----------
 Balances, June 30, 2005                 $10,143,675          $ 259,500           $(15,266,687)          $(5,031,408)
                                         ===========          =========           ============           ===========

         See accompanying notes to the consolidated financial statements

                           DESERT HEALTH PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        For The Six Months Ended June 30,

                                                                                         2005                2004
                                                                                    -------------       -------------
Cash Flows from Operating Activities
        Loss from operations                                                        $  (1,955,204)      $  (2,738,198)
        Adjustments to reconcile net loss to net cash in operating activities:
               Depreciation                                                                49,654               9,375
               Preferred stock issued for interest payment                                     --             124,094
               Loan inducement fees and financing costs                                   170,497             276,049
               Impairment of intangibles and goodwill                                          --             990,467
               Stock issued for services and fees                                       1,117,250             380,000
               Bad debt expense                                                            20,834                  --
               Debt forgiveness                                                            (5,000)                 --
        Change in:
               Accounts receivable                                                        (74,604)              2,542
               Inventory                                                                  (10,887)            (14,805)
               Prepaid expenses                                                             7,500                  --
               Accounts payable                                                            66,571             150,009
               Deferred revenue                                                            18,372              14,692
               Bank overdraft                                                               4,002                  --
               Interest payable                                                           132,973              81,825
                                                                                    -------------       -------------

                    Net Cash Used in Operating Activities                                (458,042)           (723,950)
                                                                                    -------------       -------------
Cash Flows from Investing Activities
        Purchase of intangibles                                                                --              (2,850)
        Deposits                                                                               --               1,250
                                                                                    -------------       -------------

               Net Cash Used in Investing Activities                                           --              (1,600)
                                                                                    -------------       -------------

Cash Flows from Financing Activities
        Proceeds from notes payable                                                       397,036             307,500
        Payments on notes payable                                                         (15,000)            (25,000)
        Payments on advances                                                                   --              (1,000)
        Proceeds from sale of stock                                                            --             185,000
        Cash received for unissued shares                                                  75,000             258,000
                                                                                    -------------       -------------

               Net Cash Provided by Financing Activities                                  457,036             724,500
                                                                                    -------------       -------------

               Net Decrease in Cash and Cash Equivalents                                   (1,006)             (1,050)

Beginning Cash and Cash Equivalents                                                         2,135              11,420
                                                                                    -------------       -------------

Ending Cash and Cash Equivalents                                                    $       1,129       $      10,370
                                                                                    =============       =============

Non-cash financing and investing transactions
        Loan inducement fees and financing costs                                    $      52,250       $     164,100
        Stock issued that was subscribed                                                  220,381           1,282,025

         See accompanying notes to the consolidated financial statements

Notes to Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Presentation and Interim Consolidated Financial Statements

      The accompanying unaudited condensed consolidated balance sheet as of June 30, 2005 and the related unaudited condensed consolidated statements of operations, stockholders deficit and cash flows for the six months ended June 30, 2005 and 2004 presented herein have been prepared in accordance with accounting principles ("GAAP") generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

Note 2. New Financing

      During the six months ended June 30, 2005, the Company obtained new short term financing from an entity in the total amount of $397,000. The amount was recorded as a note payable with interest bearing at 7%. As of the filing of this statement the final terms of the agreement have not been finalized.

Note 3. Stock Issuances

      On May 2, 2005, the company established the 2005 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan Under the Plan the company is authorized to issue up to a maximum of 6,000,000 shares of common stock. During the second quarter of 2005, the company issued 4,175,000 shares to consultants for professional services. Subsequent to June 30, 2005, the company issued 700,000 shares to consultants for professional services valued at approximately $109,000.

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

      Revenues are recognized when earned, and expenses are recognized when incurred. We generally recognize revenue upon shipment of our products in accordance with the terms and conditions of firm orders placed with us by our customers

RESULTS OF OPERATIONS.

      Three months ended June 30, 2005 and 2004

      Revenues. Revenues for the three months ended June 30, 2005 were $81,370, an increase of $9,091 or 13%, from $72,279 for the three months ended June 30, 2004. This increase was principally attributable to the increased acceptance of our registrations in the foreign markets and to continuing penetration into the domestic market. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

      Gross Profit Margin. Gross profit was $26,117 or 32% for the three months ended June 30, 2005, a decrease of $16,925 or 39%, from $43,042 or 60% for the three months ended June 30, 2004. This decrease is primarily the result of costs associated with distribution of marketing samples.

      Operating Expenses. Operating expenses for the three months ended June 30, 2005 were $1,423,903, an increase of $33,921 or 2%, from $1,393,779 for the three months ended June 30, 2004. In 2004 approximately $1,000,000 of operating expenses were the result of the complete write-off of intangibles to comply with generally accepted accounting principles. In second quarter 2005 there is an increase of $1,000,000 in professional services as noted in Note 3 of the Financial Statements.

      Interest Expense. Interest expense for the three months ended June 30, 2005 was $159,915 a decrease of $239,706, or 60%, from $399,621 for the three months ended June 30, 2004. The difference is primarily the result of decreased levels of deferred financing costs and decreased levels of loan inducement fees.

      Net Income (Loss). Net loss was $1,552,701 for the three months ended June 30, 2005, as compared to a net loss of $1,750,358 for the three months ended June 30, 2004. This increase is primarily the result of increased operating expenses and interest expense as discussed in the operating expenses section and the interest expense section.

      Six Months Ended June 30, 2005 and 2004

      Revenues. Revenues for the six months ended June 30, 2005 were $85,196, a decrease of $33,618, or 28% decrease from $118,814 for the six months ended June 30, 2004. This decrease was principally attributable to the lack of sales activity in the first quarter of 2005. The lack of sales was created by the result of a major investor stopping funding. This funding was partially for support of Desert Health's sales projects that were in place for the first quarter of 2005, and are now being implemented in 2005. During the second quarter there has been increased acceptance of our registrations in the foreign markets and continuing penetration into the domestic market. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

      Gross Profit Margin. Gross profit was $25,458 or 30,%, for the six months ended June 30, 2005, a decrease of $32,826 or 56% from $58,284 or 49%, for the six months ended June 30, 2004. This decrease is primarily the result of decreased sales in the first quarter and costs associated with distribution of marketing samples.

      Operating Expenses. Operating expenses for the six months ended June 30, 2005 were $1,656,394, a decrease of $314,595 or 16% from $1,962,336 for the six months ended June 30, 2004. In 2004 approximately $1,000,000 of operating expenses were the result of the complete write-off of intangibles to comply with generally accepted accounting principles. In second quarter 2005 there is an increase of $1,000,000 in professional services as noted in Note 3 of the Financial Statements.

      Interest Expense. Interest expense for the six months ended June 30, 2005, was $329,268 a decrease of $504,878, or 61%, from $834,146 for the six months ended June 30, 2004. The difference is primarily the result of decreased levels of deferred financing costs and decreased levels of loan inducement fees.

      Net Income (Loss). Net loss was $1,955,204 for the six months ended June 30, 2005, as compared to a net loss of $2,738,198 for the six months ended June 30, 2004. This decrease is primarily the result of the matters discussed in the Operating Expenses section and the Interest Expense section above.

Liquidity and Capital Resources

      As indicated in our attached financial statements, our gross revenue was not sufficient to meet our operating expenses for the six months ended June 30, 2005. In addition, as of June 30, 2005, our current liabilities exceeded our current assets by $3,732,039 as compared to $3,189,236 for the comparable six month period ended June 30, 2004.

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

Recent Developments

      In March 2005, we received an order from one of our major customers for $76,400. The order was fulfilled in May 2005. This customer has advised us that their market is expanding and they intend to add three to five new products from our product lines within the next two years.

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

      The website address for Desert Health Products, Inc. is www.deserthealth.com

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of June 30, 2005, our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a
- 15 (e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see our Annual Report filed on Form 10-KSB for the period ended December 31, 2004, and our quarterly Report filed on Form 8-KSB for the period ended March 31, 2005, for discussion of pending legal proceedings.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005 the following shares of common and preferred stock were issued:

On May 25, 2005, 50,000 shares of common stock were issued to a sophisticated investor as a loan inducement.

On June 2, 2005, 207,200 shares of common stock were issued to various sophisticated investors as loan inducements.

On June 3, 2005, 92,500 shares of common stock were issued to various sophisticated investors as loan inducements.

Additionally, 40,000 shares of preferred stock were converted to common stock during the 3 months ended June 30, 2005.

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

DESERT HEALTH PRODUCTS, INC.
(Registrant)

By: /s/ Johnny Shannon                          August 22, 2005
    -------------------
    Johnny Shannon,
    President

By: /s/ Johnny Shannon                          August 22, 2005
    -------------------
    Johnny Shannon,
    Chief Financial Officer


                                                                              10
s