Form 10QSB
period 2005-09-30
DESERT HEALTH PRODUCTS INC
filed 2005-11-15
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended September 30, 2005

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

      For the transition period from                 to
                                     ---------------    -------------

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

                          ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X              No
                                                ------               -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2 of the Exchange Act).  Yes                  No   X
                                     -----               -----

The number of shares of Common Stock outstanding as of November 10, 2005:
17,608,521

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                -----    -----

        DESERT HEALTH PRODUCTS, INC. CONSOLIDATED STATEMENTS (UNAUDITED)

                                FORM 10QSB INDEX

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

     a.   Consolidated  Balance  Sheets  as  of  September  30,  2005,       F-1
          and December 31, 2004

     b.   Consolidated Statements of Operations                              F-2
          for the three and nine month period ended September 2005
          and 2004

     c.   Consolidated Statements of Stockholders' Deficit                   F-3
          as of September 30, 2005 and December 31, 2004

     d.   Consolidated Statements of Cash Flow for the nine months ended     F-4
          September 30, 2005 and 2004

     e.   Notes to Unaudited Consolidated Financial Statements               3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            4

Item 3. Controls and Procedures                                              9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    9

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds           9

Item 3. Defaults by the Company Upon Its Senior Securities                   9

Item 4. Submission of Matters to a Vote of Security Holders                  9

Item 5. Other Information                                                    10

Item 6. Exhibits                                                             10

Signatures                                                                   10

                          DESERT HEALTH PRODUCTS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2005             2004
                                                       -------------  -------------
                                     ASSETS
 CURRENT ASSETS
   Cash                                                $      3,276   $      2,135
   Accounts receivable, net                                     186            175
   Inventory                                                 80,826         75,141
   Prepaids                                                       -          7,500
                                                       -------------  -------------
     Total Current Assets                                    84,288         84,951
                                                       -------------  -------------

 PROPERTY AND EQUIPMENT, NET                                 12,225         64,410
                                                       -------------  -------------

 OTHER ASSETS
   Deferred financing costs                                       -        129,122
                                                       -------------  -------------

     TOTAL ASSETS                                      $     96,513   $    278,483
                                                       =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
   Bank Overdraft                                      $      9,667   $        809
   Accounts payable and accrued expenses                    730,235        609,212
   Advances                                                 194,536              -
   Loan inducement fees payable                              11,340         11,340
   Deferred revenue                                          44,372         26,000
   Interest payable                                         647,590        417,246
   Dividends payable                                        274,387        274,387
   Current portion of notes payable                       2,356,748      1,935,193
                                                       -------------  -------------
     Total Current Liabilities                            4,268,875      3,274,187

 LONG TERM LIABILITIES
   Shares subject to mandatory redemption                 1,100,000      1,100,000
   Long term note payable, net of current portion           225,000        225,000
                                                       -------------  -------------

     TOTAL LIABILITIES                                    5,593,875      4,599,187
                                                       -------------  -------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIT
      Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized, 3,319,125 and
      3,359,125 issued shares and outstanding as of September 30, 2005 and December 31, 2004, respectively

      Common Stock, $.001 par value, 25,000,000 shares authorized, 20,933,521 and 15,663,821 issued; and 20,508,521 and 15,238,821 outstanding as of
      September 30, 2005 and December 31, 2004, respectively

      Stock subscribed                                      266,940        404,881
      Treasury stock, 425,000 shares at cost               (191,250)      (191,250)
      Additional paid in capital                         10,250,775      8,758,124
      Accumulated deficit                               (15,848,081)   (13,311,483)
                                                       -------------  -------------

     TOTAL STOCKHOLDERS' DEFICIT                         (5,497,362)    (4,320,704)
                                                       -------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $     96,513   $    278,483
                                                       =============  =============

                                     DESERT HEALTH PRODUCTS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                               --------------------------  --------------------------
                                                   2005          2004          2005          2004
                                               ------------  ------------  ------------  ------------
  REVENUES, NET                                $    14,694   $    91,757   $    99,890   $   210,571

  COST OF REVENUES
    Merchandise                                      9,484        59,730        69,222       120,260
                                               ------------  ------------  ------------  ------------
                                                     9,484        59,730        69,222       120,260
                                               ------------  ------------  ------------  ------------

    Gross Profit                                     5,210        32,027        30,668        90,311

  OPERATING EXPENSES
    General and administrative                     347,618       354,738     2,004,012     1,335,260
    Impairment of intangibles                            -             -             -       756,822
    Impairment of goodwill                               -             -             -       233,645
                                               ------------  ------------  ------------  ------------
      Total operating expenses                     347,618       354,738     2,004,012     2,325,727
                                               ------------  ------------  ------------  ------------

    Net Loss From Operations                      (342,408)     (322,711)   (1,973,344)   (2,235,416)
                                               ------------  ------------  ------------  ------------

  OTHER INCOME (EXPENSE)
    Interest expense                              (240,839)     (191,961)     (570,107)   (1,026,106)
    Debt forgiveness                                 1,853             -         6,853             -
    Other income                                         -             -             -         8,653
                                               ------------  ------------  ------------  ------------
                                                  (238,986)     (191,961)     (563,254)   (1,017,453)
                                               ------------  ------------  ------------  ------------

  NET LOSS                                     $  (581,394)  $  (514,672)  $(2,536,598)  $(3,252,869)
                                               ============  ============  ============  ============

  BASIC & DILUTED LOSS  PER SHARE              $     (0.03)  $     (0.04)  $     (0.15)  $     (0.24)
                                               ============  ============  ============  ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,154,173    14,192,731    17,025,694    13,653,348
                                               ============  ============  ============  ============

                                                DESERT HEALTH PRODUCTS, INC
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)


                                            Convertible Preferred Stock             Common Stock          Treasury Stock
                                       ------------------------------------  ---------------------------  -------------------
                                               Shares            Par Value      Shares       Par Value    Shares      Cost
                                       -----------------------  -----------  -------------  ------------  -------  ----------
Balances,  December 31,  2004                       3,359,125        3,360     15,663,821        15,664   425,000   (191,250)

 Shares cancelled for the nine months
    ended September 30, 2005:                                                    (750,000)         (750)        -          -

 Shares issued for the nine months
    ended September 30, 2005:
   Loan inducement                                          -            -        275,000           275         -          -
   Services and fees                                        -            -      5,300,000         5,300         -          -
   Stock conversion                                   (40,000)         (40)        40,000            40         -          -
   Stock subscribed - issued                                -            -        404,700           405         -          -
   Stock subscribed                                         -            -              -             -         -          -
 Net loss for the nine months ended
    September 30, 2005                                      -            -              -             -         -          -
                                       -----------------------  -----------  -------------  ------------  -------  ----------
 Balances, September 30, 2005                       3,319,125   $    3,320     20,933,521   $    20,934   425,000  $(191,250)
                                       =======================  ===========  =============  ============  =======  ==========


                                           Additional paid-       Stock       Accumulated    Total Equity
                                              in Capital        Subscribed      Deficit       (Deficit)
                                       -----------------------  -----------  -------------  ------------
Balances,  December 31,  2004                       8,758,124      404,881    (13,311,483)   (4,320,704)

 Shares cancelled for the nine months
    ended September 30, 2005:                             750                                         -

 Shares issued for the nine months
    ended September 30, 2005:
   Loan inducement                                     51,975            -              -        52,250
   Services and fees                                1,219,950            -              -     1,225,250
   Stock conversion                                         -            -              -             -
   Stock subscribed - issued                          219,976     (220,381)             -             -
   Stock subscribed                                         -       82,440              -        82,440
 Net loss for the nine months ended
    September 30, 2005                                      -            -     (2,536,598)   (2,536,598)
                                       -----------------------  -----------  -------------  ------------
 Balances, September 30, 2005          $           10,250,775   $  266,940   $(15,848,081)  $(5,497,362)
                                       =======================  ===========  =============  ============

                                      DESERT HEALTH PRODUCTS, INC
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                For The Nine Months Ended September 30,
                                             (Unaudited)


                                                                               2005          2004
                                                                           ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                                                    $(2,536,598)  $(3,252,869)
   Adjustments to reconcile net loss to net cash in operating activities:
     Depreciation                                                               52,185        14,062
     Preferred Stock issued for interest payment                                     -       124,094
     Shares issued for financing costs                                         255,794       410,731
     Impairment of intangibles and goodwill                                          -       990,467
     Stock issued for services and fees                                      1,225,250       443,000
     Bad debt expense                                                           37,199             -
     Other                                                                      (6,853)            -
   Change in:
     Accounts receivable                                                       (37,210)       (9,631)
     Inventory                                                                  (5,685)       11,852
     Prepaid expenses                                                            7,500        (7,500)
     Accounts payable                                                          122,876       185,568
     Deferred revenue                                                           18,372        (5,481)
     Bank overdraft                                                              8,858             -
     Interest payable                                                          290,917       134,303
                                                                           ------------  ------------

          Net Cash Used in Operating Activities                               (567,395)     (961,404)
                                                                           ------------  ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of intangibles                                                           -        (3,442)
   Deposits                                                                      1,250
                                                                           ------------

     Net Cash Used in Investing Activities                                           -        (2,192)
                                                                           ------------  ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                                 315,000       421,400
   Proceeds from advances                                                      194,536             -
   Increase in paid in capital                                                       -        17,325
   Payments on notes payable                                                   (16,000)      (38,659)
   Payments on advances                                                              -        (1,000)
   Proceeds from sale of stock                                                       -       185,000
   Cash received for unissued shares                                            75,000       368,110
                                                                           ------------  ------------

     Net Cash Provided by Financing Activities                                 568,536       952,176
                                                                           ------------  ------------

     Net Decrease in Cash and Cash Equivalents                                   1,141       (11,420)

 BEGINNING CASH AND CASH EQUIVALENTS                                             2,135        11,420
                                                                           ------------  ------------

 ENDING CASH AND CASH EQUIVALENTS                                          $     3,276   $         -
                                                                           ============  ============

Notes to Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Presentation and Interim Consolidated Financial Statements

     The accompanying unaudited condensed consolidated balance sheet as of September 30, 2005 and the related unaudited condensed consolidated statements of operations, stockholders' deficit and cash flows for the nine months ended September 30, 2005 and 2004 presented herein have been prepared in accordance with accounting principles ("GAAP") generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

     These interim condensed consolidated financial statements should be read in conjunction with Desert Health's December 31, 2004, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

Stock  Based  Compensation

     Desert Health has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. Desert Health has adopted the disclosure-only provision of Statement of Financial accounting Standards No. 123., "Account for Stock Based Compensation".

     Desert Health has no issuances of stock options for the periods presented and, as such has no pro forma earnings per share presentation.

Note  2.  New  Financing

     During the nine months ended September 30, 2005, Desert Health obtained new short term financing from individuals in the total amount of $315,000 bearing interest at 7% APR to 20% APR. During the nine months ended September 30, 2005, Desert Health received advances from individuals in the amount of $194,536.

Note 3. Stock Issuances

     On May 2, 2005, Desert Health established the 2005 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan. Under the Plan, Desert Health is authorized to issue up to a maximum of 6,000,000 shares of common stock.

     During the nine months ended September 30, 2005, the Desert Health issued 5,300,000 common shares to consultants for professional services valued at $1,225,250.

     Desert Health also issued 275,000 common shares to debt holders as loan inducements valued at $52,250 and has not issued 62,000 shares valued at $7,440 for loan expenses. Desert Health also received $75,000 for 500,000 common shares not yet issued as of September 30, 2005.

Note 4.  Subsequent Events

     Subsequent to September 30, 2005, Desert Health issued 550,000 shares to consultants for professional services valued at approximately $60,500.

     At a stockholders meeting on October 26, 2005, shareholders authorized the proposal of management to amend the Articles of Incorporation of Desert Health to increase the number of common shares authorized from 25,000,000 to 100,000,000.

     In October 2005, there were 3,875,000 shares cancelled due to a breach of an agreement.


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

     Three  months  ended  September  30,  2005  and  2004

     Revenues. Revenues for the three months ended September 30, 2005 were $14,694, a decrease of $77,063 or 84%, from $91,757 for the three months ended September 30, 2004. This decrease is principally attributable to the stopping of funding by a major investor in the fourth quarter of 2004. This funding was partially for support of Desert Health's sales projects that were in place for 2005. Other funding sources are being pursued. There has been increased acceptance of our registrations in the foreign markets and continuing penetration into the domestic market. We are expecting the results of these efforts to come to fruition in the fourth quarter 2005 and in 2006. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

     Gross Profit Margin. Gross profit was $5,210 or 35% for the three months ended September 30, 2005, a decrease of $26,817 or 84%, from $32,027 or 35% for the three months ended September 30, 2004. This decrease is primarily the result reduced sales for the quarter. -

     Operating Expenses. Operating expenses for the three months ended September 30, 2005 were $347,618, a decrease of $7,120 or 2%, from $354,738 for the three months ended September 30, 2004.

     Interest Expense. Interest expense for the three months ended September 30, 2005 was $240,839 an increase of $48,878 or 25%, from $191,961 for the three months ended September 30, 2004. The increase is primarily the result of accruing additional interest and principle as a result of a court ruling.

     Net Income (Loss). Net loss was $581,394 for the three months ended September 30, 2005, as compared to a net loss of $514,672 for the three months ended September 30, 2004. This increase is primarily the result of decreased sales as discussed in the revenue section

     Nine Months Ended September 30, 2005 and 2004

     Revenues. Revenues for the nine months ended September 30, 2005 were $99,890, a decrease of $110,681, or 53% decrease from $210,571 for the nine months ended September 30, 2004. This decrease is principally attributable to the stopping of funding by a major investor in the fourth quarter of 2004. This funding was partially for support of Desert Health's sales projects that were in place for 2005. Other funding sources are being pursued. There has been increased acceptance of our registrations in the foreign markets and continuing penetration into the domestic market. We are expecting the results of these efforts to come to fruition in the fourth quarter 2005 and in 2006. We are continuing our efforts to launch new distribution outlets in Europe, Asia and in the domestic market.

     Gross Profit Margin. Gross profit was $30,668 or 31%, for the nine months ended September 30, 2005, a decrease of $59,643 or 66% from $90,311 or 43%, for the nine months ended September 30, 2004. This decrease is primarily the result of decreased sales in the first and third quarters and costs associated with distribution of marketing samples.
                                 -

     Operating Expenses. Operating expenses for the nine months ended September 30, 2005 were $2,004,012, a decrease of $321,715 or 14% from $2,325,727 for the nine months ended September 30, 2004. In 2004 approximately $1,000,000 of operating expenses were the result of the complete write-off of intangibles to comply with generally accepted accounting principles.

     Interest Expense. Interest expense for the nine months ended September 30, 2005, was $570,107 a decrease of $455,999, or 44%, from $1,026,106 for the nine months ended September 30, 2004. The difference is primarily the result of decreased levels of deferred financing costs and decreased levels of loan inducement fees.

     Net Income (Loss). Net loss was $2,536,598 for the nine months ended September 30, 2005, as compared to a net loss of $3,252,869 for the nine months ended September 30, 2004. This decrease is primarily the result of the matters discussed in the Revenue, Operating Expenses and the Interest Expense sections above.

Liquidity and Capital Resources

     As indicated in our attached financial statements, our gross revenue was not sufficient to meet our operating expenses for the nine months ended September 30, 2005. In addition, as of September 30, 2005, our current liabilities exceeded our current assets by $4,184,587 as compared to $2,786,298 for the comparable three month period ended September 30, 2004.

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

     During fourth quarter 2005, we are continuing to develop Royal Products, Inc., a wholly owned subsidiary, which promotes sales in the network marketing arena. Desert Health is negotiating for new management to develop Royal Products into an into an international direct selling company. According to a report in the July 2005 Direct Selling News magazine the direct sales industry's sales volume on a global basis exceeded a record-setting $93 billion in 2004. We believe that Royal Products will become a major factor in Desert Health's business progress in 2006. Interest in this form of product sales is increasing as can be seen by the success of major network marketing companies such as Forever Living, Herbalife, Shaklee and others.

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

RECENT DEVELOPMENTS

      In October 2005, we received another order for immediate delivery from one of our major customers for $25,850, and an additional order of another product for $48,000 for delivery in the first quarter of 2006. This customer has advised us that their market is expanding and they intend to add three to five new products from our product lines within the next two years.

     On September 28, 2005, we signed a contract with Military Resale Group, Inc. (OTC:MYRG) a regional marketer and distributor of food and consumer goods to the military, giving them the exclusive rights for the distribution of our complete line of health and wellness products to all branches of the U.S. Government. MYRG can sell our products to the Army, Air Force, Marines, Navy, Coast Guard, Department of Defense, AAFES, the Defense Commissary System and the Army Air force Exchange System. Joanne Cavanagh, H.N.T., A.H.G. will begin a special training and education program of MYRG personnel in January 2006.

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

     The first of three infomercials scheduled for airtime will focus on Desert Health's Celadrin -based pain and joint support products. With recent disclosures by the FDA concerning some pharmaceutical medications for arthritis and pain relief either being removed from the market, or warnings being posted, this natural pain relief product is being released in timely fashion. Over 70 million individuals in the U.S. have arthritis. The Arthritis Foundation reports that arthritis is the leading disability of Americans, resulting in over 39 million medical visits per year and $65 billion dollars annually in medical expenses and lost wages.

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

     The website address for Desert Health Products, Inc. is
www.deserthealth.com
                   -

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of September 30, 2005, our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a
- 15 (e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005.

CHANGES IN INTERNAL CONTROLS

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nicholas M. Simak and NMS Solutions Group, Inc., filed a complaint in Maricopa County Superior Court of the State of Arizona against the Company on
May 11, 2004, alleging non-payment of various loans.   This case had been
consolidated with a suit filed June 2, 2002 in the Maricopa County Superior Court in the state of Arizona by a plaintiff holding an assignment of a note in the amount of $50,000 from Nicholas M. Simak/NMS Solutions Group, Inc. It is the company's position the note was repaid with issuance of stock in 2000. Through the litigation process Desert Health won nine and lost seven of the claims. It is currently in process waiting for findings of fact and conclusions of law and a judgment.

      Please see our Annual Report filed on Form 10-KSB for the period ended December 31, 2004, and our quarterly Reports filed on Form 8-KSB for the periods ended March 31, 2005 and June 30, 2005 respectively, for discussion of pending legal proceedings.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

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

DESERT HEALTH PRODUCTS, INC.
(Registrant)

By:     /s/ Johnny Shannon               November 14, 2005
        ------------------
        Johnny Shannon,
        President

By:     /s/ Johnny Shannon               November 14, 2005
        ------------------
        Johnny Shannon,
        Chief Financial Officer