Form 10KSB
period 2005-12-31
DESERT HEALTH PRODUCTS INC
filed 2006-04-17
CIK 1097570

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

Commission File Number: 000-27931

DESERT HEALTH PRODUCTS, INC.
(Exact name of registrant as specified in our charter)

Arizona	86-0699108
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8221 E. Evans Rd
Scottsdale Arizona	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (480) 951-1941

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

For the fiscal year ended December 31, 2005, the Registrant’s revenues were approximately $126,741. As of April 17, 2006, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $5,379,015.

The number of shares of Common Stock, $0.001 par value, outstanding on April 17, 2006 was 23,387,021 shares.

Documents incorporated by reference: None
Transitional Small Business Disclosure Format Yes [ ] No [X ]

DESERT HEALTH PRODUCTS, INC.
FOR THE FISCAL PERIOD ENDED
December 31, 2005

Index to Report
On Form 10-KSB

Note concerning Forward Looking Statements:

This form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions, are subject to significant risks and uncertainties, and may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “continue”, or similar terms or variations on those terms or the negative of those terms. These forward-looking statements are based on management’s expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ materially from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the ‘Management’s Discussion and Analysis’ under Item 6.

In this form 10-KSB references to “Desert Health”, “the Company”, “we”, “us”, and “our” refer to Desert Health Products, Inc.

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

Desert Health markets products which are packaged under various labels and bottle counts. They are sold in Vitamin and Mineral combinations, Chinese Herbal Products, Specialty Supplements, Weight Management Products, Herbal/Botanical Products, FemAid Product Support Systems, Ayurvedic Products, Skin Care Products, Animal and Pet Care Products, and Water Purification Products, with varying potency levels in tablets and chewable and gelatin encapsulated capsules (“soft gels”). The Company has traditionally outsourced its raw materials manufacturing.

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

Products and Product Development

Desert Health’s products are marketed under its customers’ store brands (private label) as well as under our own brands.

Desert Health introduces new products and reformulates existing products on an ongoing basis in response to consumer trends and emerging scientific evidence. Product concepts are generally developed by Desert Health’s management, key employees and consultants. Desert Health also develops and formulates new products based on customers’ requests and responds to changes in existing product brands by reformulating existing products and redesigning packaging.

Our product lines include:

•	Vitamin, mineral and antioxidant combinations.

•
Chinese Herbal formulas based on classic Chinese formulas originally developed through 3000 years of medical practice as well as current clinical and laboratory studies. These products embody Chinese medicine’s basic philosophy of balance, integrating prevention and treatment of illness while enhancing well-being and quality of life. These products were individually formulated by Dr. Henry Han, who draws from over 20 years of clinical experience and research to design formulas to be agreeable to the typical body type of westerners.

•
Specialty Supplements - We use current scientific research to create innovative specialty supplements. We search worldwide to find the naturally derived ingredients utilized to formulate these powerful products. All of these supplements contain targeted nutrition ingredients to provide safe and effective remedies for common ailments.

•
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

•
Herbal/Botanical Products - Our herbs and other botanical products are created from premium raw materials. We utilize only botanical ingredients cultivated from reputable growers with strict quality standards. Our formulas blend the traditional wisdom of cultures across the globe, and modern science.

•
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

•
Ayurvedic Products - For over 5000 years a health system referred to as ‘ Ayurveda’, meaning ‘the science of life’ has been practiced in India. This system of natural medicine uses a holistic approach to healing using specialized herbal formulas to balance the body. Our Ayurvedic herbal formulas blend the traditional ancient wisdom with the finest current scientific research and manufacturing methods.

•
Skin/Personal Care Products - The condition and appearance of one’s skin is one of the first things that people notice. We offer some of the most innovative skin care technology available anywhere. Desert Health’s skin care and personal care products are designed to maintain and protect the natural inheritance of youthful smoothness and the radiant vitality of healthy skin. We specialize in state of the art formulations that meet the industry standards and qualifications from all natural accepted products to Beta/Alpha Hydroxy items.

•
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

•
Burn and Scald Relief - This product was formulated under the guidance of traditional Chinese and Western medicine. It is made from all natural Chinese herbs and is patented in China. Burn and Scald Relief is for external use only. Desert Health’s Burn and Scald Relief is one of many pearls in Chinese Medicine. It resolves the complexity of problems that occur when treating burns and scalds in the traditional way. It also gives birth to the new era of treating all kinds of burns and scalds without pain, festering, infection and scarring. The treatment has an immediate effect and the healing time is drastically reduced.

Burn and Scald Relief has won many awards in China and elsewhere. These include the Brussels Eureka ’98, Merite De L’Invention.

•
Desert Health’s FOOT CARE - A Skin Conditioning System - An innovative product designed specifically to treat the dry skin and other skin conditions often associated with diabetes. This topical skin care system is formulated to provide deep skin moisturization, enhance healthy looking skin, and make the skin feel fresh again. It is a two-phased natural product and is doctor recommended, often showing results starting with the first application.

Following a daily regimen will help to remove dirt and debris from the surface of the feet and reduce the likelihood of contamination. Phase One also contains an incredible exfoliant, which removes excess dead or dry skin. Phase Two contains an antioxidant, which fights free radicals that may harm cells, and helps maintain the skin’s own natural flexibility and elasticity. It enhances natural skin repair and strengthens the skin’s own natural defenses. The potent skin conditioner helps reduce skin irritation caused by dry skin and stimulates the skin’s own microcirculation. The special invigoration increases the skin’s own microcirculation to deliver a special blend of moisturizers to distressed skin. The long lasting moisturizer re-moisturizes the skin.

Numerous conditions may benefit from the use of this product. Individuals who have dry, cracked, and/or skin irritation as well as vascular insufficiency or diabetic skin conditions have used Desert Health’s FOOT CARE to enhance healthy looking skin.

New Products

•
OXINE® - A 100% bio-degradable patented product and bio-security agent against avian influenza. We are authorized to market OXINE® internationally. This product provides superior sanitation in the following areas:

✓	Misting and Water Treatment for Laying and Hatchery Environs
✓	Breeders and Broiler Houses
✓	Eliminates Bio-Film
✓	Walls, Floors, Ceilings and drains
✓	Hard Surface Disinfections
✓	Animal Hospital Applications

OXINE® fed through the watering system and misted over poultry has shown effective results  against Avian Influenza, Salmonella, Coccidiosis and E.Coli.

OXINE’s® patented chemistry allows the product to be suspended in water, and most importantly,  to be stable. The product is 100% biodegradable and leaves no residue. It is a chlorine dioxide gas suspended and stabilized in an aqueous solution. It can be used as a disinfecting fog and as a  special mist to control surface contaminants and eliminate airborne disease causing microbes.  Applications are fully registered with EPA, USDA and FDA.

•
Anti-Aging - A complete line of anti-aging products developed by nationally known dermatologists exclusively for Desert Health, are packaged and ready for market. The product line, labeled with our nationally registered name and logo LaVraie™ (The Truth), includes the following products:

➢	LaVraie Night-Time Treatment Cream
➢	LaVraie Treatment Cleanser
➢	LaVraie Treatment Under Makeup Cream
➢	LaVraie Treatment Toner
➢	LaVraie Two-Phase Treatment Mask and Lift

•	SPF 30 Plus - an aloe vera based sun screen product.

•
Pregnenalone - Pregnenalone has been shown to act quickly and profoundly to restore balance to the basic stress chemistry of the body. It may be the most potent and quick acting brain nutrient. Pregnenalone has been found to strengthen the myelin sheath membranes that are vital to the healthy functioning of our brains and nervous systems.

•
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

Marketing and Distribution Strategies

Desert Health’s strategy is to build relationships with distributors and retail operators. Desert Health is developing a niche market by focusing on the mid-size companies that need branded or private label products in affordable volumes. Desert Health’s contract packaging agreements enable us to provide multiples of various sizes and bottles to meet the requirements of our customers.

Global Sales

Desert Health will continue to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that ‘Made in USA’ products are the safest and highest quality products obtainable.

Desert Health’s office in Beijing, China, is located at Cai Zhi International Plaza, No. 18 East Street, Zhongguancun, Haidian District, and the Chief Agent is Mr. Zhong Jie.

Industry Overview

Domestic Market

Surveys find that the majority of Americans depend on dietary supplements to maintain good health. As a result, the dietary supplement industry generates billions of dollars in sales annually in the United States, making it one of the most dynamic sectors of the United States economy.

The Journal of the American Medical Association (“JAMA”) published June 26, 2002, that all adults should take vitamin supplements to help prevent chronic diseases. The article states, “…that most people do not consume an optimal amount of vitamins by diet alone. It appears prudent for all adults to take vitamin supplements.” The study also notes that other supplements may be needed to achieve the minimum daily requirement of certain vitamins and minerals beyond the amount contained in any multivitamin. Three in five consumers - 59% - take supplements on a regular basis.

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

International Market

According to the Nutrition Business Journal, the global nutrition industry exceeds $150 billion per year. Studies also show that the European population is increasingly health conscious. People are taking more responsibility for their physical welfare. The growth in information concerning health, particularly on the Internet, has led to explosive growth in the consumption of so-called self-medication products. Other trends contributing to the growth in this market include increased availability of vitamins and nutritional supplements, increasing disposable income and a tendency for consumers to buy products under the motto “prevention is better than a cure.”

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

Major Customers

For the years ended December 31, 2005 and 2004, a significant volume of sales was concentrated with three customers. These accounted for approximately 83% of sales during 2005. In 2004 these customers accounted for 76% of sales. If these customers, or any of the Company’s other major customers substantially reduce their volume of purchases from Desert Health, results of operations could be materially adversely affected.

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

International Sales

Sales of our products outside of North America represented approximately 95% and 63% in fiscal 2005 and 2004, respectively. The Company expects that international sales will continue to represent a significant portion of its sales. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical ingredients, currency exchange fluctuations, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international distributors and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

Government Regulation

The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by one or more Federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and countries in which Desert Health’s products are sold. In addition, we market certain of our products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc., (USP) and other voluntary standard organizations.

The FDA in particular, is primarily responsible for regulation of the labeling, manufacture and sale of nutritional supplements, which the FDA believes to be unapproved drugs or food additives rather than food supplements. These products are primarily regulated by the FDA under the auspices of the Federal Food, Drug and Cosmetic Act (“FFDCA”). Under the FFDCA, most dietary supplements are currently regulated as foods, which require no approval from the FDA prior to marketing. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of prescription drugs. Dietary supplements, however, must be labeled correctly to avoid being misbranded under the FFDCA. Health claims made by nutritional supplement companies with respect to their product are specifically regulated by the FDA. If such products make unapproved health claims, the FDA may consider them as unapproved drugs, which require approval by the FDA prior to marketing.

The Dietary Supplemental Health and Education Act (“DSHEA”) recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use, and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing.

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

Our products which are sold in Canada are further subject to Canadian government regulation under that country’s Food and Drug Act and the regulations thereunder (the “Canadian Act”), which includes regulatory approvals of applicable products through a drug identification number and general proprietary number by Health Canada. The loss of a particular drug identification number or general proprietary number would adversely affect our ability to continue to sell the particular product to which the drug identification number or general proprietary number was assigned. Material non-compliance with the provisions of the Canadian Act may result in the loss of a drug identification number or general proprietary number or the seizure and forfeiture of the particular products, which are sold in non-compliance with the Canadian Act.

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

Research and Development

Desert Health does not conduct primary research for the development of new ingredients. Instead, Desert Health’s research efforts are focused on developing new products in response to market trends and consumer demands. Desert Health’s staff also continually reformulates existing Desert Health products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

Desert Health believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived ‘fad’ items, we are able to anticipate significant consumer demand for certain types of products. We develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of funds by us for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulations and packaging.

Product Liability/Insurance

Desert Health, as a distributor of products that are ingested, faces an inherent risk of exposure to product liability claims. Accordingly, we require each of our suppliers to carry product liability insurance covering each of our products. Management has applied for product liability insurance for the company as required under bankruptcy rules. While management believes that this insurance coverage is adequate, there can be no assurance that any judgment against us will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on us.

Employees

As of December 31, 2005, we had three full time employees at our headquarters in Scottsdale, Arizona, USA and one employee in our office in Beijing, China. None of our employees are subject to any collective bargaining agreements. Consultants are utilized as needed in marketing and sales. Commissioned personnel include persons we may hire from time to time in sales and marketing.

Our proposed personnel structure can be divided into three broad categories: (1) management and professional, (2) administrative, and (3) project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and workload demands.

Additional Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and, in accordance therewith, will file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov).

ITEM 2.  DESCRIPTION OF PROPERTIES

Our main offices are located at 8221 East Evans Road, Scottsdale, Arizona, USA, and our telephone number is 480.951.1941, Fax Number: 480.661.7163. E-mail address: info@deserthealth.com. The facility is a leased 11,000 square foot building.

The lease for the above facilities expired February 9, 2006. As of May 1, 2006, our headquarters will be located at 34155 N. Scottsdale Road, Scottsdale Arizona.

The Company has an office in Beijing, China and pays rent of approximately $850 per month on a month-to-month basis.

The Company’s website address is www.dhpi.com

ITEM 3.      LEGAL PROCEEDINGS

Please see our Annual Report filed on Form 10-KSB for the period ended December 31, 2004, and our quarterly Reports filed on Form 8-KSB for the periods ended March 31, 2005 and June 30, 2005, and September 30, 2005, respectively, for discussion of pending legal proceedings.

In December 2005 three creditors filed a petition in the United States Bankruptcy Court for the District of Arizona for Chapter 7 involuntary bankruptcy against the company. The company resisted the filing and agreed to a Chapter 11 reorganization as debtor-in-possession as of February 9, 2006. The Case number is 2-05-28174-CGC.

Nicholas M. Simak and NMS Solutions Group, Inc. filed a complaint in Maricopa County Superior Court of the State of Arizona against the Company on May 11, 2004. The case was consolidated with a suit filed June 2, 2002, in the Maricopa County Superior Court in the State of Arizona. While the Company prevailed on numerous counts of the complaint, judgment was entered on other counts in the principle amount of $158,166.48 plus interest, attorney fees and costs.

Desert Health’s lawsuit filed February 22, 2004, in Maricopa County Superior Court in the State of Arizona against ParTrusT “Beheer” B.V., a foreign business entity, and its counterclaim are presently stayed due to the company’s bankruptcy chapter 11 filing.

Regarding the suit filed by the Company March 5, 2003, in the Maricopa County Superior Court in the State of Arizona against a Phoenix based marketer of health care products, and the June 1, 2004, judgment filed in Maricopa Superior Court against the Company in favor of Pamela Peterson - favorable settlement negotiations involving the two cases are presently stayed due to the Company’s Chapter 11 bankruptcy filing.

All unsatisfied judgments against the Company are stayed due to the Chapter 11 Bankruptcy filing.

Please see our Annual Report filed on Form 10-KSB for the period ended December 31, 2004, and our quarterly Reports filed on Form 8-KSB for the periods ended March 31, 2005 and June 30, 2005, and September 30, 2005, respectively, for discussions of pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was a special meeting of the stockholders of Desert Health Products, Inc., held October 26, 2005, at the offices of the company at 8221 East Evans Road, Scottsdale Arizona 85260, to amend the Articles of Incorporation of the Company to increase the number of common shares the Company is authorized to issue from 25,000,000 to 100,000,000. The Amendment to the Articles of Incorporation was approved and became effective October 26, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “DHPI”. The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the OTC:BB for the last eight quarters. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2004
Quarter ended March 31	0.92	0.61
Quarter ended June 30	0.78	0.42
Quarter ended September 30	0.48	0.20
Quarter ended December 31	0.47	0.20

2005
Quarter ended March 31	0.263	0.146
Quarter ended June 30	0.293	0.206
Quarter ended September 30	0.183	0.136
Quarter ended December 31	0.14	0.056

As of December 31, 2005, we had 18,299,521 shares outstanding held by approximately 412 stockholders of record.

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

Sales of unregistered securities in 2005 are as follows:

January 14, 2005, 25,000 shares of Common Stock valued at $0.18 per share, were issued to an individual, for final settlement for consulting services.

January 28, 2005, 275,000 shares Rule 144 common stock, valued at $0.19 per share were issued to an institution for loan inducement fees for consolidating and extending loan agreements.

January 28, 2005, 100,000 shares Rule 144 common stock, valued at $0.19 per share, were issued to a sophisticated investor as a loan inducement.

February 2, 2005, 750,000 shares Rule 144 common stock valued at $0.19 per share originally issued to institutional investors, were cancelled because of breach of contract

February 15, 2005, 150,000 shares Rule 144 common stock valued at $0.17 per share were issued to an institution as consideration for financial consulting services.

May 23, 2005, 50,000 shares Rule 144 common stock valued at $0.24 per share were issued to a sophisticated investor as loan settlement inducement fees.

June 2, 2005, an aggregate number of 207,200 shares Rule 144 common stock valued at $0.23 per share were issued to twenty sophisticated investors as loan inducements.

June 3, 2005, an aggregate number of 97,500 shares Rule 144 common stock valued at $0.23 per share were issued to ten sophisticated investors as loan inducements.

   October 27, 2005, 100,000 shares Rule 144 common stock valued at $0.11 per share, were issued to an outside director of the company for the conversion of $15,000 loan plus accrued interest

October 27, 2005, 100,000 shares Rule 144 common stock valued at $0.11 per share, were issued to an outside director for consulting services.

October 27, 2005, 50,000 shares Rule 144 common stock valued at $0.11 per share, were issued to an individual for consulting services.

November 26, 2005, an aggregate number of 571,000 shares Rule 144 common stock subscribed in 2004, valued at $0.12 per share were issued to six individual sophisticated investors.

November 26, 2005, 20,000 shares Rule 144 common stock valued at $0.12 per share were issued to a sophisticated investor as a loan inducement.

 The above transactions were exempt pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Cautionary Statement Regarding Forward-looking Statements

This report may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words “believe”, “expect”, “anticipate”, “intends”, “estimate”, “forecast”, “project” and similar expressions identify forward-looking statements.

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

Critical Accounting Policies Used in Financial Statements

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These policies include the carrying value of inventory, intangibles and goodwill, allowance for doubtful accounts, depreciable lives, revenue recognition, and the valuation of warrants and options using the Black-Scholes valuation model.

Overview

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. As a result of our deficiency in working capital at December 31, 2005, and other factors, our auditors have included a paragraph in their report stating those factors create an uncertainty regarding our ability to continue as a going concern.

Results of Operations

Comparison of years ended December 31, 2005 and 2004

Revenues. Revenues for the year ended December 31, 2005 were $126,741, a decrease of $103,830 or 45% decrease from $230,571 for the year ended December 31, 2004. This decrease is principally attributable to a lack of funds for marketing and advertising.

Gross Profit Margin. Gross profit was $35,851 or 28% for the year ended December 31, 2005, a decrease of $43,508 from $79,359 for the year ended December 31, 2004. This decrease is due to decrease in sales.

Operating Expenses. Operating expenses for the year ended December 31, 2005 were $1,675,357 which was a decrease of $1,187,717 from the $2,863,074 for the year ended December 31, 2004. This decrease was primarily the result of write-off of goodwill and intangibles in 2004.

Interest Expense. Interest expense for the year ended December 31, 2005, was $757,390, a decrease of $894,295 or 54% from $1,651,685 for the year ended December 31, 2004. This decrease is primarily the result of reduced stock issuance costs for loan inducements, reduced costs related to loans, and reduced deferred financing costs.

Net Loss. Net loss was $2,390,043 for the year ended December 31, 2005, as compared to net loss of $4,421,026 for the year ended December 31, 2004. This decrease is primarily the result of the complete write-off of goodwill and intangibles to record the impairment of these assets in compliance with generally accepted accounting principles in 2004, and decreased interest expense and loan inducement fees.

Liquidity and Capital Resources

For the year ended December 31, 2005, we used cash from operating activities of $661,332 compared to $1,225,018 in 2004. The decrease in cash used was primarily due to a decrease in net loss offset, in part, by non-cash charges for impairment of intangibles and goodwill in 2004. Cash used by investing activities was $0.00 in 2005 compared to $27,243 in 2004. The decrease was primarily due to no purchase of intangibles in 2005. Cash provided by financing activities was $659,947 in 2005 compared to $1,242,976 in 2004. The decrease was primarily due to the decrease in proceeds from notes payable and stock sales offset, in part, by an increase in proceeds from advances.

We believe that our available cash resources will not be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. We will need to raise additional funds to respond to business contingencies, which could include the need to:

❖	Fund more rapid expansion;
❖	Fund additional marketing expenditures;
❖	Develop new products or enhance existing products;
❖	Enhance our operating infrastructure;
❖	Hire additional personnel;
❖	Respond to competitive pressures; or
❖	Acquire complementary businesses or technologies.

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

As indicated in our financial statements attached, our net revenue was not sufficient to meet our operating expenses for the year ended December 31, 2005. In addition as of December 31, 2005, our current liabilities exceeded our current assets by $4,600,520. These factors create an uncertainty regarding our ability to continue as a going concern.

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

We are currently in negotiations with three corporate entities to market our new OXINE® product throughout Scandinavia, Southeast Asia, and Mexico.

Furthermore, we are continuing to position ourselves in the lucrative North American market. We believe that trademark and logo registrations under Class 5 filed in Mexico and Canada will contribute to the presence of our products in the network marketing, private label and branded label markets.

Over the next 12 months, we intend to increase our revenues through the strong support from our international and domestic clients. Registrations from various countries around the world are continuing to be approved.

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

Factors that are likely to cause our results to fluctuate include the following:

❖	The gain or loss of significant customers or significant changes in purchasing volume;
❖	The amount and timing of our operating expenses and capital expenditures;
❖	Changes in the volume of our product sales and pricing concessions on volume sales;
❖	The timing, rescheduling or cancellation of customer orders;
❖	The varying length of our sales cycles;
❖	Our ability to specify, develop, complete, introduce and market new products and bring them to volume production in a timely manner;
❖	The rate of adoption and acceptance of new industry standards in our target markets;
❖	The effectiveness of our product cost reduction efforts and those of our suppliers;
❖	Changes in the mix of products we sell; and
❖	Changes in the average selling prices of our products.

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

We believe that our available cash resources will not be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. We will need to raise additional funds to respond to business contingencies, which could include the need to:

❖	Fund more rapid expansion;
❖	Fund additional marketing expenditures;
❖	Develop new products or enhance existing products;
❖	Enhance our operating infrastructure;
❖	Hire additional personnel;
❖	Respond to competitive pressures; or
❖	Acquire complementary businesses or technologies.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” and Consolidated Financial Statement schedules appearing on Page 23 of this Form 10-KSB.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8. Controls and Procedures

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title

Johnny Shannon	69	Chief Executive Officer, Chairman, President, Director and Chief Financial Officer
Georgia Aadland	68	Secretary/Treasurer and Director
Lawrence G. Olson	64	Director
William T. Walker, Jr.	72	Director

Subsequent to year end December 31, 2005, Johnny Shannon resigned as an officer and director and Georgia Aadland resigned as an officer.

David Stewart	59	Chief Executive Officer, President, and Chief Financial Officer - effective March 21, 2006

Duties, Responsibilities and Experience

David Stewart has been President, Chief Executive Officer and Chief Financial Officer since March 21, 2006. Mr. Stewart has three decades of creating, developing and supporting various business ventures in the public and private sectors.

Johnny Shannon has been President, Director and Chief Financial Officer of the Company since 1996. From 1984 - 1996 Mr. Shannon served as an officer, director and shareholder with several nutritional supplement companies. Mr. Shannon resigned as an officer and director effective March 10, 2006 and will continue to serve as a consultant for the company.

Georgia Aadland has been Secretary/Treasurer of the Company since 1997 and a Director of the Company from 1991 to 1996 and from 1998 to present. Ms. Aadland resigned as an officer effective March 10, 2006. Ms. Aadland will continue as a consultant for the company.

Lawrence G. Olson, Director of the Company since January 1998, is currently an officer and director of Olson Precast of Arizona, Inc. Mr. Olson has been a director of several public companies, including the Phoenix National Bank, and is currently a member of the board of directors and chairman of the board of AZCO Mining, Inc. Mr. Olson graduated from the School of Engineering at the University of Southern California in 1959. Mr. Olson resigned as an officer effective March 10, 2006.

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

LIMITATION OF LIABILITY OF DIRECTORS

Our by-laws provide as follows: “ Except as hereinafter stated otherwise, the Corporation shall indemnify all of its officers and directors, past, present and future, against any and all expenses incurred by them, and each of them including but not limited to legal fees, judgments and penalties which may be incurred, rendered or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as Officers or Directors of this Corporation.”

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

Board of Director’s Report on Executive Compensation

General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2005, the Board of Directors reviewed and approved the compensation of our executive officers.

Loans. In fiscal 2005, our Board of Directors granted no loans to any officers or directors of the Company.

Overall Policy; Significant Factors. During fiscal 2005, our continued entrance into the international market, which brings with it all the normal capital requirements to sustain growth, influenced the compensation decisions made by the Board of Directors in respect to our executive officers. Therefore, certain stock compensation may be granted at times in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board’s policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until our share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

The Board believes that cash bonuses are, at times, appropriate based upon the performance of our business compared to our internal expectations and general business conditions.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Desert Health executive officers and directors, and persons who beneficially own more than ten percent of Desert Health’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Desert Health with copies of all Section 16 (a) forms they file. Based upon a review of such copies of such forms furnished to Desert Health and written representations from Desert Health executive officers and directors, Desert Health believes that during fiscal 2004 all forms 3 and 4 were filed on a timely basis for Desert Health executive officers and directors. Forms 5 for Mr. Shannon and Ms. Aadland were not timely filed.

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers and directors during each of the fiscal years since inception of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer’s cash compensation exclusive of loans footnoted herein.

Employment Agreements with Johnny Shannon and Georgia Aadland were extended to January 1, 2007, by approval of the Board of Directors. The Employment Agreements were filed as exhibits to our annual report on Form10-KSB for the year ended December 31, 2001. Effective March 10, 2006, Johnny Shannon resigned as an officer and director and Georgia Aadland resigned as an officer.

Summary Compensation Table

					Long Term Compensation

		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Johnny Shannon	2005			$ 92,358
CEO, Chairman, President and Director	2004			$228,873	0	0	0	0
	2003	0	0	$125,736	200,000 shares	0	0	0
	2002	0	0	$258,509	0	0	0	0

Georgia Aadland	2005	0	0	$ 30,450
Secretary/ Treasurer and Director	2004	0	0	$ 23,100	0	0	0	0
	2003	0	0	$ 21,736	100,000 shares	0	0	0
	2002	0	0	$ 44,300	0	0	0	0

Compensation of Directors

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

Mr. Walker received 150,000 shares common stock with a value of $22,500, from the Corporation’s 2005 Directors, Officers and Consultants Stock Options, Stock Warrant and stock Award Plan that is registered under the Securities act of 1933, as amended, pursuant to an effective registration statement on Form S-8 filed with the Securities and Exchange Commission; $7,500 in 2004 and $10,000 in each of 2003, 2002 for consulting services.

Mr. Olson received 100,000 shares Rule 144 common stock for consulting services in 2005.

Options, Grants and Exercises in 2005

No executive officers exercised options in 2005. Options were granted to each of the members of the board of directors in 2005.

Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised in the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Johnny Shannon	0	---	1,000,000[1]	$ - [2]
Johnny Shannon	0	---	1,000,000[1]	$ 40,000 [2]
Georgia Aadland	0	---	500,000[1]	$ - [2]
Georgia Aadland	0	---	750,000[1]	$ 30,000 [2]
Lawrence Olson	0	---	500,000[1]	$ 20,000 [2]
William T. Walker, Jr.	0	---	500,000[1]	$ 20,000 [2]

1.	All options are currently exercisable.
2.	Amounts based on closing price of $0.8 per share as of December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information as of December 31, 2005, with respect to the beneficial ownership of common stock by (i) each person who to our knowledge beneficially owned or had the right to acquire more than 10% of the outstanding common stock, (ii) each of our directors and (iii) all our executive officers and directors as a group. As of December 31, 2005, we had 18,299521 shares outstanding. Unless otherwise indicted, the address of each individual is C/O Desert Health Products, Inc., 8221 East Evans Road, Scottsdale Arizona 85260

Name of Beneficial Owner (1)	Number Of Shares	Percent Of Class (2)
Johnny Shannon	5,814,950	31.7
Georgia Aadland	1,755,400	9.5
Lawrence G. Olson	1,066,000	5.8
William T. Walker, Jr.	650,000	3.5
All Directors & Officers as a Group (4 individuals)	9,286,350	50.5

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)	Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%. Johnny Shannon holds 1,000,000 shares of Preferred stock with 10:1 preferential voting rights.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	N/A	N/A
Equity compensations not approved by security holders [1]	1,500,000	$0.25	N/A
Total	1,500,000	$0.25	N/A
1. Options granted in 1999

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	N/A	N/A
Equity compensations not approved by security holders [1]	2,750,000	$0.04	N/A
Total	2,750,000	$0.04	N/A
1. Options granted in 2005

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2005, an entity of which the president of the Company is a trustee, loaned the Company $50,507.78. In 2004 an entity, of which the president of the Company is a trustee, loaned the company $86,352. Additionally, in 2004, this entity received professional fees of $100,675 from the Company.

ITEM 13. EXHIBITS

(a)	Documents filed as part of this Report

1.	Financial Statements:

A.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Independent Auditors’ Report
2.	Financial Statements:
Balance Sheet 2
Statements of Operation and Accumulated Deficit 3
Statements of Changes in Stockholders Equity 4
Statements of Cash Flows 5 - 6

3.	Notes to Consolidated Financial Statements 7 - 18

2.	Exhibits

Exhibit Number	Description
(1)	N/A
(2) ¹	Acquisition Agreement and Plan of Merger with Intercontinental Capital Fund, Inc., (Incorporated by Reference)
(3) (i)²
Articles of Incorporation
A.  Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)
B.  Amended Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)

(3) (ii)²	Bylaws Bylaws of Desert Health Products, Inc. (Incorporated by Reference)
(4)²	Instruments defining the rights of security holders:
(4) (i)
(a)  Articles of Incorporation for Desert Health Products, Inc. (Incorporated by Reference.)
(b)  Amended Articles of Incorporation for Desert Health Products, Inc., (Incorporated by Reference)
(c)  Bylaws of Desert Health Products, Inc. (Incorporated by Reference)

(5)	N/A
(8)	N/A
(9)	N/A
(10)
Material Contracts
1.  ³ Separation and Distribution Agreement between Desert Health Products, Inc., and Royal Phoenix (Incorporated by Reference)
2.  ² Product Marketing and Distribution Agreement between Desert Health products, Inc., and GH Associates, Inc.
(Incorporated by Reference)
3.  ² Agreement regarding Dr. Harris’s Original Perfect Feet Formula (Incorporated by Reference)
4.  ² Exclusive Distribution Agreement between Desert Health Products, Inc., and Silmarc Pharma s.r.l. in Italy.
(Incorporated by Reference)
5.  ² Exclusive Distribution Agreement between Desert Health Products, Inc. and Snore Formula Inc.
(Incorporated by Reference)
6.  ² Modification of Contract between Desert Health Products, Inc. and Snore Formula Inc. (Incorporated by Reference)
7.  [4]Agreement regarding Dr. Harris’s Original Diabetic Feet Formula (Incorporated by Reference)
8.  [4]Employment Agreement between Desert Health Products, Inc. and Johnny Shannon (Incorporated by Reference)
9.  [4]Employment Agreement between Desert Health Products, Inc. and Georgia Aadland (Incorporated by Reference)
10.  [4]Employment Agreement between Desert Health Products, Inc. and Thor Lindvaag (Incorporated by Reference)

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

¹ Filed in a Form 8-K on March 15, 2000.
² Filed in a Form 10-KSB on April 3, 2001.
³ Filed in a Form 8-K on October 31, 2000.
4 Filed in a Form 10-KSB March 29, 2002.

Item 14. PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

The following table sets forth information regarding fees paid to our independent accountant during the last two fiscal years:

	2005	2004
Audit Fees	$10,125.	$32,000
Audit Related Fees	-0-	27,500
All Other Fees	-0-	-0-

The Board of Directors pre-approved all fees paid to our independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.   DATED: April 17, 2006

By: /S/David Stewart
David Stewart
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HEALTH PRODUCTS, INC.
(Registrant)

Signature	Title	Date

/S/ David Stewart	Chief Executive Officer, Chief Financial Officer and President	April 17, 2006
David Stewart

/S/ Georgia Aadland	Director	April 17, 2006
Georgia Aadland

/S/ William T. Walker, Jr.	Director	April 17, 2006
William T. Walker, Jr.

DESERT HEALTH PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$749	$2,135
Accounts receivable, net	25,840	175
Inventory	-	75,141
Prepaids	-	7,500
Funds held in trust	-	-
Total Current Assets	26,589	84,951

Property and Equipment, net	9,897	64,410

Other Assets
Deferred financing costs	-	129,122
Intangible assets	-	-
Total Other Assets	-	129,122

TOTAL ASSETS	$36,486	$278,483

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$-	$809
Accounts payable and accrued expenses	846,783	609,212
Advances	194,536	-
Loan inducement fees payable	11,340	11,340
Deferred revenue	44,372	26,000
Interest payable	762,589	417,246
Other deferred liability	-	-
Dividends payable	274,387	274,387
Current portion of obligations payable	2,493,102	1,935,193
Total Current Liabilities	4,627,109	3,274,187

Long Term Liabilities
Shares subject to mandatory redemption	1,100,000	1,100,000
Long term note payable, net of current portion	225,000	225,000

TOTAL LIABILITIES	5,952,109	4,599,187

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, convertible, $.001 par value, 10,000,000 shares authorized, 3,319,125 and 3,359,125 issued shares and outstanding as of December 31, 2005 and 2004, respectively	3,320	3,360
Common stock, $.001 par value, 100,000,000 and 25,000,000 shares authorized; 18,299,521 and 15,663,821 issued; and 17,874,521 and 15,238,821 outstanding as of December 31, 2005 and 2004, respectively.	18,300	15,664
Stock subscribed	159,250	404,881
Treasury stock, 425,000 shares at cost	(191,250)	(191,250)
Additional paid in capital	9,796,283	8,758,124
Accumulated deficit	(15,701,526)	(13,311,483)

TOTAL STOCKHOLDERS' DEFICIT	(5,915,623)	(4,320,704)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,486	$278,483

DESERT HEALTH PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	2005	2004

Revenues, net	$126,741	$230,571

Cost of Revenues
Merchandise	90,890	151,212
	90,890	151,212

Gross Profit	35,851	79,359

Operating Expenses
General and administrative	1,675,357	1,849,421
Impairment of intangibles	-	780,008
Impairment of goodwill	-	233,645
Total operating expenses	1,675,357	2,863,074

Net Loss From Operations	(1,639,506)	(2,783,715)

Other Income (Expense)
Interest expense	(757,390)	(1,651,685)
Debt forgiveness	6,853	-
Other expense	-	-
Other income	-	14,374
Interest income	-	-
	(750,537)	(1,637,311)

Net Income Loss	$(2,390,043)	$(4,421,026)

Preferred Stock Dividend	-	116,783

Net Loss Available to Common Stockholders	(2,390,043)	(4,537,809)

Basic & Diluted Loss Per Share	$(0.14)	$(0.32)

Weighted Average Common Shares Outstanding	17,192,577	13,986,876

DESERT HEALTH PRODUCTS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional paid-in Capital	Stock Subscribed
	Shares	Par Value	Shares	Par Value	Shares	Cost			Accumulated Deficit	Total Equity (Deficit)
Balances, December 31, 2004	3,359,125	3,360	15,663,821	15,664	425,000	(191,250)	8,758,124	404,881	(13,311,483)	(4,320,704)

Shares cancelled for 2005	-	-	(4,625,000)	(4,625)	-	-	(995,125)	-	-	(999,750)

Shares issued for 2005
Loan inducement	-	-	275,000	275	-	-	51,975	-	-	52,250
Services and fees	-	-	5,850,000	5,850	-	-	1,261,900	-	-	1,267,750
Stock conversion	(40,000)	(40)	40,000	40	-	-	-	-	-	-
Stock subscribed - issued	-	-	995,700	996	-	-	347,885	(348,881)	-	-
Stock subscribed	-	-	-	-	-	-	-	103,250	-	103,250
Loan conversion	-	-	100,000	100	-	-	17,024	-	-	17,124
Stock Options Granted	-	-	-	-	-	-	110,000	-	-	110,000
Stock Subscriber - Services	-	-	-	-	-	-	244,500	-	-	244,500

Net loss for2005	-	-	-	-	-	-	-	-	(2,390,043)	(2,390,043)
Balances, December 31, 2005	3,319,125	$3,320	18,299,521	$18,300	425,000	$(191,250)	$9,796,283	$159,250	$(15,701,526)	$(5,915,623)

DESERT HEALTH PRODUCTS, INC
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)
For the Year Ended

	2005	2004

Cash Flows from Operating Activities
Loss from operations	$(2,390,043)	$(4,421,026)
Adjustments to reconcile net loss to net cash in operating activities:
Depreciation	54,513	19,426
Loan inducement fees and financing costs	323,380	1,041,875
Impairment of intangibles and goodwill		1,013,653
Reserve for inventory	34,076	43,000
Stock for services and fees	292,500	467,000
Stock for interest		124,093
Stock for compensation	220,000
Stock Options	110,000	-
Bad debt expense	37,768	15,568
Other	(6,853)	21,139
Change in:
Accounts receivable	(63,433)	10,050
Inventory	41,065	(18,372)
Funds held in trust	-	-
Prepaid expenses	7,500	(7,500)
Other	-	22,336
Accounts payable	252,590	273,153
Deferred revenue	18,372	(34,750)
Bank overdraft	(809)	809
Interest payable	408,040	204,528

Net Cash Used in Operating Activities	(661,333)	(1,225,018)
Cash Flows from Investing Activities
Purchase of furniture and equipment	-	(4,057)
Purchase of intangibles	-	(23,186)

Net Cash Used in Investing Activities	-	(27,243)

Cash Flows from Financing Activities
Proceeds from notes payable	406,411	737,742
Proceeds from advances	194,536	-
Payments on notes payable	(16,000)	(48,267)
Proceeds from sale of stock	-	439,001
Cash received for unissued shares	75,000	114,500

Net Cash Provided by Financing Activities	659,947	1,242,976

Net Decrease in Cash and Cash Equivalents	(1,386)	(9,285)

Beginning Cash and Cash Equivalents	2,135	11,420

Ending Cash and Cash Equivalents	$749	$2,135

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Desert Health Products, Inc. and the Subsidiary (collectively “the Company”) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Operations

Desert Health Products, Inc was incorporated in the State of Arizona on July 21, 1991 to provide innovative nutraceutical and health solutions to the global marketplace. The Company has a commitment to purity, quality, research, information and support. Desert Health Products, Inc. has global distribution capabilities and offers a choice of turnkey or customized private label options. This, combined with professionally derived formulations, enables the Company to offer products to fill any market niche. On October 31, 2002 the Company acquired all of the outstanding capital stock of Royal Products, Inc (f.k.a. JonDar Corp.), a Nevada corporation incorporated in 1991. Royal Product Inc.’s principal business activity is to provide network marketing. They purchase all of their products from Desert Health Products, Inc.

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Products, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain balances as of and for the year ended December 31, 2003 have been reclassified in the accompanying financial statements to conform to the current year presentation. These classifications had no effect on previously reported net income or stockholders’ equity.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventory consists primarily of health food supplements and vitamin products and is stated at the lower of cost (first-in, first-out) or market value. At December 31, 2005 and 2004, the Company had an allowance for potentially obsolete inventory in the amounts of $77,076 and $43,000 respectively. At December 31, 2005, the inventory had been fully reserved.

Deferred Revenue

Payments received from product sales that have not been shipped to the customer are recorded as deferred revenue.

Shipping and Handling Costs

Operating expenses include $13,711 and $17,573 in shipping costs, which are expensed as incurred for the years ended December 31, 2005 and 2004, respectively.

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”. New Stock options were issued to directors of the company in 2005. No new stock options were issued in 2004.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $7,059 and $8,070, respectively.

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts Receivable, net

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected. As of December 31, 2005 and 2004, an allowance of $16,120 and $40,971, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2005 and 2004, the Company recorded $37,768 and $15,568, respectively, in bad debt expense.

Fair Value of Financial Instruments

The Company has cash and cash equivalents, accounts receivable, accrued liabilities and short-term borrowings for which the carrying value approximates fair value due to the short-term nature of these instruments.

The fair value of the Company’s long-term debt is estimated based on the market values of financial instruments with similar terms. Management believes that the fair value of the long-term debt approximates its carrying value.

Concentration of Credit Risk

The Company’s business activities and accounts receivable are with customers in the nutritional industry located throughout the United States of America and in foreign countries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, returns and potential cash and other discounts taken.

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

	2005	2004
Net loss available to common shareholders	$(2,390,043)	$(4,537,809)
Weighted average number of common shares assuming no dilution	17,192,577	13,986,876
Weighted average number of common shares assuming full dilution	17,192,577	13,986,876
Basic loss per common share	$(0.14)	$(0. 32)
Diluted loss per common share	$(0.14)	$(0. 32)

The impact of outstanding stock options, warrants, convertible preferred stock, and common stock pledged as collateral for debt has not been included in the computation of diluted loss per common share as it would be anti-dilutive (reduces the loss per share). The number of potential dilutive shares of common stock at December 31, 2005, would have been an estimated 24.6 million. At March 31, 2006, the number of potential dilutive shares of common stock would have been an estimated 12.6 million (unaudited).

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

 In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

In December 2004 FASB issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No.123R, the Company will be required to measure compensation expense over the stock options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has not determined which model it will use to calculate the fair value of its options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies SFAS No. 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which method of application will be used and has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

In August 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement requires an issuer to classify the following instruments as liabilities:

•
A financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.

•
A Financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - NEW PRONOUNCEMENTS (CONT’D)

•	number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following.

1.	A fixed monetary amount known at inception, for example, a payable settle-able with a variable number of the issuer’s equity shares

2.
Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settle-able with a variable number of the issuer’s equity shares

3.	Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put option that could be net share settled.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in regards to reporting and disclosure provisions for the year ended December 31, 2003.

NOTE C - GOING CONCERN AND MANAGEMENT’S PLAN

As indicated in the accompanying consolidated financial statements, the Company’s gross revenue is not sufficient to meet its operating expenses for the year ended December 31, 2005. Additionally, as of that date the Company’s current liabilities exceeded its current assets by $4,601,520. Those factors create an uncertainty regarding the Company’s ability to continue as a going concern. Management of the Company has developed the following plan to reduce its liabilities and increase its gross revenues.

We are currently in negotiations with three corporate entities to market our new OXINE® product throughout Scandinavia, Southeast Asia, and Mexico.

Furthermore, we are continuing to position ourselves in the lucrative North American market. We believe that trademark and logo registrations under Class 5 filed in Mexico and Canada will contribute to the presence of our products in the network marketing, private label and branded label markets.

Over the next 12 months, we intend to increase our revenues through the strong support from our international and domestic clients. Registrations from various countries around the world are continuing to be approved

Management believes the implementation of events as described above will bring liquidity and profitability in the coming year. We believe exclusive marketing rights to new health products and other products being negotiated for, will bring significant volume and profitability.

The ability of the Company to continue as a going concern is dependent upon the aforementioned ability to raise additional outside capital and/or significantly increase its market share to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,
	2005	2004
Office equipment	$88,605	$89,403
Leasehold improvements	60,572	60,572
Less: accumulated depreciation	(149,144)	(85,565)
	$9,897	$64,410

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT(CONT’

Depreciation expense for financial reporting purposes was $51,337 and $19,426 for the years ended December 31, 2005 and 2004, respectively.

NOTE E - CONCENTRATIONS

For the years ended December 31, 2005 and 2004, a significant volume of sales were concentrated with three customers. Of the total revenue for the years ended December 31, 2005 and 2004, 83% and 76.4% or $106,000 and $176,093 were received from those customers, respectively. At December 31, 2005 and 200 accounts receivable related to these customers totaled $35,231 and $9,312, respectively.

NOTE F - INCOME TAXES

The cumulative income tax benefit differs from the amount computed by applying the U.S. Federal statutory income tax rate of 34% and a State statutory income tax rate of 7% to the net loss before income taxes, as shown:
	2004	2003
Federal tax benefit of net operating losses at expected statutory rates	$1,397,928	$871,641
State tax benefit of net operating losses at expected statutory rates	309,472	176,237
Impairment of intangibles and goodwill	406,091	--
Depreciation	(230,595)	--
	1,882,896	1,047,878
Less Valuation Allowance	(1,882,896)	(1,047,878)
Net tax benefit	$-	$-

The deferred tax asset and deferred tax liability comprised the following at December 31,

	2004	2003
Tax benefit at the federal statutory rate	$4,083,978	$2,686,050
Tax benefit at the State statutory rate	852,991	543,519
Intangibles/Goodwill	$406,091
Depreciation	$230,595
Valuation allowance	(5,112,465)	(3,229,569)
Tax net deferred tax asset	$-	$-

The net change in the valuation allowance was $1,882,896 for the year ended December 31, 2004, which represents primarily the current year’s income tax benefit of the net operating loss.

The Company has estimated federal and state net operating loss carry forwards at December 31, 2004 of $11,472,989 and $10,753,703. The net operating loss carry-forwards may offset against future taxable income. The net operating losses expire as follows:

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31,	Federal	December 31,	State
2016	$3,337	2005	$1,468,195
2017	86,270	2006	1,880,380
2018	45,978	2007	1,268,637
2019	583,701	2008	2,563,649
2020	1,468,195	2009	3,572,842
2021	1,880,380		-
2022	1,268,637		-
2023	2,563,649		-
2024	3,572,842		-
	$11,472,989		$10,753,703

NOTE G - STOCK SUBSCRIBED

On December 31, 2005, stock subscribed consisted of $159,250 for approximately 971,500 shares of un-issued common stock. On December 31, 2004, stock subscribed consisted of $404,881 for 1,179,700 shares of un-issued common stock. As of December 31, 2005 and 2004 accrued dividends payable on this class of preferred stock was $274,387.

NOTE H - ADVANCES

During the year ended December 31, 2005, the company received cash from various entities totaling $194,536. No signed agreements regarding terms of repayment have been executed.

NOTE I -NOTES PAYABLE

Notes payable consists of the following at December 31,
	2005	2004
Unsecured notes payable to various individuals, payable in quarterly interest only installments totaling $20,144, bearing interest at rates of 8% to 30% per annum. Maturity dates range from May 8, 2002 to August 17, 2004.	$685,500	$710,500

Note payable to an individual, payable in semi-annual interest only installments of $2,322, bearing interest at a rate of 15% per annum, with a maturity date of January 23, 1998. The note is personally guaranteed by an officer of the Corporation.	18,700	18,700

Unsecured, non-interest bearing demand notes payable to individuals.	25,000	28,018

Unsecured notes payable to various individuals, payable in monthly interest only installments totaling $1,866, bearing interest at rates of 4.75% to 30% per annum. Maturity dates range from July 12, 2002 to June 12, 2004	140,000	140,000

Unsecured, demand note payable, with a single $1,000 interest installment due at maturity of June 20, 2001	-	15,000

Note payable to an individual, payable in monthly interest only installments of $500, bearing interest at a rate of 12% per annum, with a maturity date of June 28, 2000. Personally guaranteed by an officer of the Corporation.	50,000	50,000

Unsecured, note payable to an entity, payable in semi-annual interest only installments of $11,250, bearing interest at a rate of 15% per annum, with a maturity date of June 27, 2002.	-	75,000

Demand note payable to an individual, note was payable on May 10, 2001, note is accruing interest at a rate of 10% plus $50 per day until principal balance is paid.	12,500	12,500

Unsecured, non-interest bearing notes payables to various individuals, with maturity dates ranging from November 9, 2002 to July 11, 2005	19,000	19,000

Unsecured note payable to an individual, net of discount of $0 and $41,212, respectively. Payable in annual interest only installments of $35,622, bearing interest at a rate of 10% per annum, with a maturity date of June 25, 2004	340,000	340,000

Unsecured demand notes payable to various individuals	30,000	30,000
Unsecured interest bearing notes payable to various individuals, interest rates from 10% to 36% per annum , with maturity dates ranging from July 21, 2004 to March 30, 2005	318,400	319,400
Unsecured note payable to an individual with $5,000 interest and all principal due at maturity on November 15, 2004	50,000	50,000
Unsecured note payable to an individual bearing interest of 100,000 shares of common stock (approximately $8,000 at December 31, 2005) and all principal due at maturity on February 6, 2005	25,000	25,000
Unsecured note payable to an entity, bearing interest at a rate of 12% per annum, with a maturity date of October 6, 2007	225,000	225,000

Four unsecured notes payable to officers and a director of the Company, bearing interest at rates of zero to 13% interest per annum, with principal and interest due at maturity ; two notes are due on demand, and two notes mature September 3, 2005 and November 19, 2005	138,468	102,075

Five unsecured interest bearing notes payable to various individuals, interest rate at 20% per annum , with maturity dates ranging from March 21, 2006 to May 10, 2006	90,000	-

Unsecured note payable to an entity, bearing interest at a rate of 20% per annum, with a maturity date of July 5, 2005	160,573	-

Five unsecured notes payable to an entity, bearing interest at a rate of 7% per annum, with a maturity date of June 30, 2005	270,000	-

Notes and fees due per a settlement, bearing interest ranging from 10% to 25.47% per annum	119,943	-
Total notes payable	2,718,102	2,160,193
Less: current maturities	(2,493,102)	(1,935,193)
	$225,000	$225,000

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a list of principal payments due on the Company’s long-term debt at December 31, 2005:

•	$ 228,486 in 2006;

•	$ 225,000 in 2007;

•	$ 0 in 2008;

•	$ 0, thereafter.

Of the Company’s $2,718,102 in debt obligations, $2,264,616 is in default, $975,500 of notes payable have an option to convert to shares of common stock at 80% of the bid price, and $50,000 of notes payable have an option to convert to shares of common stock at $1.00 per share.

During the year ended December 31, 2003, the Company entered into a $340,000 note payable with an individual. This note contains a stated interest rate of 10% and was due on June 25, 2004. The note payable contains a beneficial conversion feature, whereby, after one year the lender may convert the balance of the note plus any accrued interest into shares of common stock at an exercise price of 80% of the average bid price for the previous thirty days. This beneficial conversion feature resulted in a discount to the note of $82,424, which has been recorded to additional paid-in capital at the time the note was issued and a discount to the related note. The discount was amortized over the life of the note.

As of December 31, 2004, the principal balance and unamortized discount relating to the above note was fully amortized. The Company recorded interest expense of $41,212, during the years ended December 31, 2004 and 2003.

 NOTE J - RELATED PARTY TRANSACTIONS

	2005	2004
Notes payable to officers and directors of the Company
Loan from officer of $86,342 - Interest 6% APR - Balance of principal due September 3, 2005	$70,075		$70,075
Loan from officer bearing 15% interest beginning December 28, 2005	$50,508		$-
Loan from director - interest $1,000 - due on demand		$	$ 15,000
Loan from director - non interest bearing - September 3, 2005	$12,000		$12,000
Loan from officer bearing 13% interest beginning January 1, 2005- due on demand	$5,904		$5,000
Balance of accrued interest relating to the notes;	$6,309		$1,624

Payment terms for the above notes are payment at maturity date or upon demand.

For the year ended December 31, 2005, the Company owed $77,426 as fees to officers and directors of the Company. For the year ended December 31, 2004, the Company owed $101,304 as fees to officers and directors of the Company.

NOTE K - COMPENSATED ABSENCES

The Company has not accrued for compensated absences as of December 31, 2005 and 2004. Management believes that any potential liability would be immaterial to the consolidated financial statements

NOTE L- COMMITMENTS AND CONTINGENCIES

The Company has written agreements with several individuals to pay royalties between $.02 and $.50 per unit of Burn & Scald Relief Spray sold. These royalties were to be paid quarterly for twelve months. No royalties were paid during the years ended December 31, 2004 and 2005 as the sales of Burn & Scald Relief Spray have not commenced due to delays in the product’s formulation. No sales of this product have commenced due to delays in the product’s formulation, packaging and labeling.

As of December 31, 2005 and 2004 the Company is under written obligation to issue 21,000 shares of Desert Health Products, Inc.’s common stock, valued at $11,340 in each year as loan inducement fees to various individuals.

During the year ended December 31, 2003, the Company entered into a written agreement, whereby the Company has committed to pay minimum royalties on sales of the foot care product in the amount of $2,000 per month from December 2003 to June 2004 and $1,500 per month from July 2004 to December 2004. The accrued royalty due at December 31, 2004 and 2005, relative to these royalties is $17,000.

The Company conducts its operations from facilities under an operating lease expiring February 9, 2006, with monthly rent expense of $9,403. Additionally, the Company leases office space at its Beijing, China branch, with month to month rental expense of approximately $1,457 per month. The following is the future minimum rental payments for the years ended:
NOTE L- COMMITMENTS AND CONTINGENCIES (CONT’D)

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31,
2006	$12,425
$12,425

Total rent expense for the years ended December 31, 2005 and 2004 was $192,756 and $153,084 respectively. As of December 31, 2005, 67,000 is due and payable the leasing company.

The Company, in the ordinary course of business, may become a party in legal proceedings over disputes relating to its contracts and agreements. Significant legal proceedings involving the Company are as follows:

In December 2005 three creditors filed a petition in the United States Bankruptcy Court for the District of Arizona for Chapter 7 involuntary bankruptcy against the company. The company resisted the filing and agreed to a Chapter 11 reorganization as debtor-in-possession as of February 9, 2006. The Case number is 2-05-28174-CGC.

Nicholas M. Simak and NMS Solutions Group, Inc., filed a complaint in Maricopa County Superior Court of the State of Arizona against the Company on May 11, 2004. The case was consolidated with a suit filed June 2, 2002, in the Maricopa County Superior Court in the State of Arizona. While the Company prevailed on numerous counts of the complaint. Judgment was entered on other counts in the principle amount of $158,166.48 plus interest, attorney fees and costs.

Desert Health’s lawsuit filed February 22, 2004, in Maricopa County Superior Court in the State of Arizona against ParTrusT “Beheer” B.V., a foreign business entity, and its counterclaim are presently stayed due to the company’s bankruptcy chapter 11 filing .

Regarding the suit filed by the Company March 5, 2003, in the Maricopa County Superior Court in the State of Arizona against a Phoenix based marketer of health care products, and the June 1, 2004, judgment filed in Maricopa Superior Court against the Company in favor of Pamela Peterson - favorable settlement negotiations involving the two cases are presently stayed due to the Company’s Chapter 11 bankruptcy filing.

All unsatisfied judgments against the Company are stayed due to the Chapter 11 Bankruptcy filing.

Please see our Annual Report filed on Form 10-KSB for the period ended December 31, 2004, and our quarterly reports filed on Form 8-KSB for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, respectively, for discussion of pending legal proceedings.

The Company currently has employment contracts with two officers of the Company which are renewable on a yearly basis. Executive annual compensation for these employment contracts total $198,000, payable in equal bi-monthly installments. On March 10, 2006, the officers resigned as part of the bankruptcy settlement agreement.

In 2004 the Company entered into investment agreements whereby individuals are to receive a return on their investment equal to 5% of 75% of total sales of Royal Products, Inc. As of December 31, 2005, no amounts have been paid or accrued.

NOTE M - SHARES SUBJECT TO MANDATORY REDEMPTION

On June 16, 2003 the Company entered into an agreement with one of its lenders to convert $965,339 of debt and accrued interest and subscribed stock to 1,100,000 shares of preferred stock. The agreement contains a call option, whereby, the Company can repurchase up to 1,100,000 of the preferred stock at a strike price of $1.00 in one or more transactions for a period of 24 months after the date of the agreement. In addition, the agreement contains a put option, whereby, the lender shall have the right to require the Company to repurchase up to 1,100,000 of preferred stock at $1.00 per share, for a period of 180 days following the period of 24 months from the date of the agreement. The Company recorded a deferred issuance cost in relation to this conversion of $134,661. The deferred issuance costs were amortized over a term of 24 months. Amortization expense for this deferred financing cost for the years ended December 31, 2005 and 2004, amounted to $33,673 and $67,320, respectively, and is reported as interest expense in the financial statements.

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, as incentive for the lender to convert the note payable to preferred stock, the Company issued to the lender 350,000 shares of common stock. The relative fair value of the common stock at the time of issuance was $187,000 and was reflected as additional paid-in capital. At December 31, 2004 and 2003, debt issuance costs amounted to $52,187 and $140,250, respectively, and is being amortized over 24 months. Amortization expense for the years ended December 31, 2005 and 2004 amounted to $57,624 and $88,063, respectively. The amortization expense is reflected in interest expense on the financial statements.

NOTE N - STOCKHOLDERS’ EQUITY

Options

During the year ended December 31, 1999, the Company awarded stock options in relation to various employment contracts. During the year ended December 31, 2005, the company awarded fully vested stock options to four officers and/or directors of the company. A status of the stock options for the years ended December 31, 2005 and 2004 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	2,000,000	$.25
Granted	-	-
Exercised	-	-
Forfeited	(500,000)	-

Outstanding and exercisable at December 31, 2004	1,500,000.25
Granted	2,750,000.04
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at December 31, 2005	4,250,000	$.11

Stock options exercisable at December 31, 2005 include the following:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ .04 to .25	4,250,000	Five years	$.11	4,250,000	$.11

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has no issuances of stock options for the periods presented and, as such, has no pro forma earnings per share presentation.

Warrants

During the year ended December 31, 2004, the Company granted a total of 491,300 warrants to various parties as loan inducement fees.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding and exercisable at December 31, 2003	-	-
Granted	491,300.50
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at December 31, 2004	491,300	$.50

Warrants exercisable at December 31, 2004 include the following:

NOTE N- STOCKHOLDERS’ EQUITY (CONT’D)

Outstanding Warrants Exercisable Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.00	150,000	2 months	$1.00	150,000	$.11

The company issued 491,300 warrants during the year ended December 31, 2004. The fair value of warrants granted was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted average assumptions: risk free and one year interest rates of 5.00% (for all warrants), no dividend yield (for all warrants), volatility factor of the expected market price of the Company’s common stock of 100% (for 443,500 warrants) and 204.16% (for 47,800 warrants) and approximate expected life of six months (for 191,300 warrants) and one year (for 300,000 warrants). A deferred financing cost was recorded in the amount of $182,657 and was amortized over the life of the agreements as financing costs. Amortization/financing costs recorded for the year ended December 31, 2005 and 2004 was $20,730 and $161,927, respectively. Weighted average remaining life of the warrants outstanding as of December 31, 2005, is two months.

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

DESERT HEALTH PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

There were 758,500 preferred shares outstanding at December 31, 2005, held by various individuals and entities. These shares are non-voting and convertible to common stock at a ratio of 1:1.

Outstanding at December 31, 2005, are 130,625 shares of preferred stock held by an entity. These shares are non-voting and convertible to common stock at 80% of the prior 31 day average bid price for common stock.

Outstanding at December 31, 2005, are 1,100,000 shares preferred stock subject to mandatory redemption, that are non-voting and non-convertible. See Note N for discussion of the shares.

Outstanding at December 31, 2005, are 1,000,000 shares preferred stock held by an officer of the Company, that are convertible at a ratio of 1:1 and carry voting rights at a ratio of 10:1.

Outstanding at December 31, 2005, are 1,430,000 shares of non-voting preferred stock issued to various individuals. These shares of preferred stock included certain rights including the accrual of dividends and the ability to convert into common stock over a two-year period at a ratio of 1:1. Dividends accrued at the rate of 12% in year one, and 14% in year two. The accrual of dividends ceased in August 2004, as the two-year period expired. There were no conversions of preferred stock into common stock.

NOTE O - SUBSEQUENT EVENTS

Stock Issuances

Subsequent to December 31, 2005, 4587,500 shares of common stock were issued to individuals and institutional investors for loan inducements, consulting services, compensation, and settlements with a combined market value of $ 463,750.

Subsequent to December 31, 2005, an individual converted 200,000 shares preferred stock to 200,000 shares common stock.

Notes Payable

Subsequent to December 31, 2005, the Company did not enter into any notes payable.

Employment Agreements

Subsequent to year end 2005, the board of directors renewed employment contracts through January 1, 2007 for Johnny Shannon and Georgia Aadland. The terms of the employment contracts are substantially unchanged. March 10, 2006, Johnny Shannon resigned as an officer and director and Georgia Aadland resigned as an officer.